Form 10KSB
period 1999-12-31
YOUTHLINE USA INC
filed 2000-04-28
CIK 1095930

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                            -----------------


                           COMMISSION FILE NO. 0-28725


                               YOUTHLINE USA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                22-3674998
     ---------------------------------               -------------------
      (STATE OF OR OTHER JURISDICTION                   (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                4581 US9
            HOWELL, NEW JERSEY                              07731
           ---------------------                         ----------
           (ADDRESS OF PRINCIPAL                         (ZIP CODE)
           EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 886-0833

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
                                                            -----

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

             COMMON STOCK, PAR VALUE $.0001 PER SHARE

                                (TITLE OF CLASS)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $168,967.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2000, was approximately $46,571,551.

      Number of shares outstanding of the issuer's common stock, as of March 31, 2000 was 10,071,665.

      Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

      Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in this Annual Report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL/HISTORICAL INFORMATION

      Youthline USA, Inc. (the "Company" or "YOUTHLINE USA") is a multimedia company focused on providing education and entertainment products and services to America's youth. The Company was incorporated on July 27, 1999 pursuant to the laws of the State of Delaware as the successor to Ult-I-Med Health Centers, Inc., a Utah corporation ("Ult-I-Med"), which was incorporated in 1983 under the laws of the State of Utah (originally under the name Picadilly Technology, Inc.). The Company was organized to effectuate a reincorporation of Ult-I-Med with and into the Company on August 16, 1999. The Company maintains its executive offices at 4581 US9, Howell, NJ 07731 and its telephone number is
(732) 886-0833.

      Ulti-I-Med was originally organized to engage in the mining of metalliferous chemicals. In 1988, Ulti-I-Med ceased such activities and began engaging in the business of owning and operating camping and recreation facilities. In 1991, Ulti-I-Med ceased such activities and began engaging in the business of owning and operating supervised primary care, health and rehabilitation centers. In January 1996, Ulti-I-Med filed a Chapter 11 bankruptcy petition. Ult-I-Med liquidated all of its assets and its plan of reorganization was filed with the court in February 1998. All of Ult-I-Med debts were paid, and the court entered a final decree in September 1999.

      In August 1999, Ult-I-Med acquired all of the outstanding capital stock of S&S Plus, Inc., a wholly-owned subsidiary of the Company which operates the publication Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the directors and officers resigned and were replaced with some of the current officers and directors.

THE COMPANY

      YOUTHLINE USA is an innovative compilation of a website, a newspaper, a magazine, curriculum aids, and other educational and entertainment resources for children, educators and parents. The Company provides America's youth, ages 8-13, with world and national news, feature articles, and curriculum related educational features and programs in a manner that mirrors the way in which adults receive the same information. Youthline USA specializes in providing content and resources that correlate with the core curriculums of schools throughout the country. Through various media (at present, a web site, a newspaper, and a magazine), Youthline USA educates and entertains today's youth while brightening their future by teaching them crucial skills they will need to be successful as adults. The Company believes it has found a unique niche in the school and home market which is eager for products which can teach technological, communication and learning skills while at the same time cover curriculum basics--an absolute necessity for schools everywhere.

      WWW.YOUTHLINE-USA.COM includes world and national news with daily updates, archives (sports, animals, book reviews, science, news articles, etc.), interactive games, puzzles, a stockmarket game and many other educational and entertainment features. A subscription-based portion of the website for schools provides students with a complete Internet environment, including limited e-mail, stock tips, news updates, and complete access to regular news archives. Students will check their e-mail, stock portfolios and the latest news archives daily. On-line activities are created with daily news articles in order to reinforce reading curriculum goals. Activities, all of which are accompanied by a listing of the national standards covered for each grade level, can be designed to fit the requirements of each school's unique curriculum and specific needs of students. Activities may be used in conjunction with the news article, or searched for later to be used as stand-alone activities for either educational or entertainment purposes. The website also includes lesson plans that demonstrate how to use the website to tie in with curriculum standards. The goal of the website is to provide subscribers with a "Epcot Center" on the Internet. Each article in the news is linked to archival information about countries and states, all of which contain their own interactive video segments. Readers are also directed to people mentioned in news articles to get additional background information. Once in the archive sections, students are able to do searches on people, places, and events for school-related research or just to learn more about a particular subject. Similar sections are set up for career choices, health issues, political figures, animals, entertainment (books, movies, music, sports), and much more. The Company anticipates that children will be instructed by their teachers in school to use the website for the educational material, and that they will use it again at home for the entertainment features and the homework help. In addition, in September 2000, the website will open its YouthMall section, an on-line shopping center for kids and educators, offering appropriate products along with a brief description. Kids will be able to use either real money or e-money earned from contests and activities on the website.

      YOUTHLINE USA is a 16 page weekly national newspaper with additional four page regional inserts written especially for kids ages 8-13. In every respect, it is similar to an adult newspaper, except that it is written at the kids' level, and it filters out news that is not age appropriate. Every issue is prepared with easy-to-read articles with eye-catching photos and graphs, ideal for grabbing the attention of its target audience. In addition to weekly news, every newspaper is also filled with fun activities, contest, feature articles, and interactive games. While the national newspaper attracts nationally-based advertisers, the regional inserts are ideal vehicles for local businesses and corporate sponsors. Every issue comes with lesson plans to enable teachers to incorporate the newspaper into their core curriculum. Management believes that nothing like it exists in the country. Articles in the newspaper also direct its readers to the appropriate segment of the website, thereby guaranteeing increased usage of the website.

      Youthline USA's Fun and Feature Magazine is a monthly publication that focuses on a particular theme. This 20-page magazine, similarly geared for ages eight to 13, takes a new topic each month that is both relevant to youth and timely in the news. The purpose of the magazine is to present its readers with an in-depth look at important issues (such as, money matters, health issues, environmental topics, etc), all of which are displayed in an exciting and eye-catching manner. Every magazine is accompanied by lesson plans that will help educators cover core curriculum material by incorporating the magazine into the classroom. All lesson plans are based on the McRel national standards, which are clearly displayed on the lesson plans and again on the website. The magazine is specifically created as a publication that will be read again and again. This, combined with its more flashy appearance, serves as a more attractive medium for potential advertisers and corporate sponsors.

      Both the website and the print products are unique, and the Company believes that this innovative combination, together with the curriculum resources, will be extremely appealing to the educational community. Although the newspaper has competition, the website appears to be the only one of its kind. The website is rich in educational and entertainment content, and also introduces kids to the world of e-mail and the Internet; a world that they need to be familiar with for tomorrow's world. At the same time, it offers curriculum basics and lesson plans, making it an extremely appealing package for educators. Management believes that it has found a significant niche, and plans on instituting an aggressive sales campaign directed at schools. Phase One of the web site was completed on January 15, 2000. Phase Two is expected to be completed by September 1, 2000.

      The Company generates revenue (as detailed in part below) through the sale of website subscriptions, newspaper subscriptions, magazine subscriptions, advertisement space and corporate sponsorships, and eventually, through e-commerce on its YouthMall.

      Website subscriptions: Sold to schools for $500 - $15,000 per school per year, depending on the number of students in each school.

      Newspaper subscriptions: Either bulk subscriptions ($7 per year) ordered by schools or individual home subscriptions ($30).

      Magazine subscriptions: $25 per year; $35 per year for both the magazine and newspaper. Bulk subscriptions are available to schools at the same rates as the newspapers.
      National newspaper ad: $6,500 per page.
      Regional newspaper ad:  $2,000 per page.
      Magazine ad:  $15,000 per page.
      All ad rates are subject to change as a variable of circulation.

      Advertising and corporate sponsorships is expected to be a substantial source of revenue. The Company has developed various media that offers corporate America a unique opportunity to reach such a focused market. With this in mind, the Company produces a national newspaper, regional inserts, the monthly magazine, and the website. It is an all-encompassing package designed to appeal to corporations nationwide. Corporations that sell directly to kids would naturally have an interest in advertising in a newspaper and on a website that serves such a focused market. Management believes that even corporations who do not sell directly to children will be interested in securing and increasing name recognition with the next generation, in addition to the fact that the newspaper reaches parents and educators as well as children.

      In addition, Youthline USA, Inc., seeks to acquire companies that either
1) can enhance and complement the newspaper, or 2) provide products or services which are consistent with the general goals of the Company - to educate and entertain children and broaden their horizons. During fiscal year 1999, Youthline USA, Inc. has acquired Ingenius and Lesson Stop, both of which serve to enhance the newspaper and the website.

      Youthline USA is currently concentrating on the United States market, yet the newspaper and website easily lend themselves to international expansion. Plans for the future include adapting world and regional news for individual countries and languages. Management believes that the international scope of the Internet offers virtually unlimited opportunities for growth.

      YOUTHLINE USA was first published in July 1997, and has increased paid circulation as of December 15, 1999 to approximately 21,000. As of December 15, 1999, requested circulation has increased to approximately 550,000. School districts in Washington D.C., Atlanta, Ohio, Tennessee, Chicago, and Florida have already ordered website subscriptions for next year. The Company considers the present circulation together with its new interactive website to be attractive to potential advertisers and sponsors. The Company has built its infrastructure in such a manner as to maximize the potential of the Company. Each department has been carefully set up while acquiring talented, dedicated and energetic personnel. The Company has the manpower and the organization to perfect and enhance its products and to conquer its target markets - today's youth, the education market and corporate America.

PRODUCT

      Youthline USA is an innovative compilation of a website, a newspaper and a magazine, rich in both educational and entertainment material for kids.

THE WEBSITE:

      Youthline USA combines the excitement and speed of the Internet with the traditional appeal of a newspaper. At present, the website includes world and national news articles with daily updates, archives of YOUTHLINE USA features (animal of the week, author of the week, etc.), puzzles, games, prizes, "ask the expert" columns, recommended books and websites, and much more.

      The website includes a virtual "Epcot Center." Each country and state has its own interactive video segment on our website, and articles in the newspaper direct the readers to the appropriate segment. Similar sections are set up for career choices, health issues, political figures, animals, entertainment (books, movies, music, sports), and much more.

      There are many websites dedicated to kids. However, YOUTHLINE-USA.com is unique in that (like a newspaper) it is rich in both educational and entertainment content. We know of no other sites that present this appealing and substantive combination to America's youth.

      In addition, the website has a guaranteed source of extensive usage from the newspaper. Articles in the weekly newspaper direct kids to the appropriate section of the website. The Company expects that teachers will encourage (perhaps require) their students to access the website for additional information. While there, the kids will be attracted to the entertainment aspect as well. It is expected that kids who are required to visit the site during school hours, will gladly return from home computers to take advantage of the fun and entertainment offered at youthline-usa.com.

      The website design, content, and hosting are chosen from a variety of sources to provide subscribers with maximum reliability and outstanding content. Much of the design is being done by Entertainment Boulevard, an Internet entertainment company that utilizes cutting-edge streaming video and audio technology to offer quality programming to Internet users. Management believes that combining Entertainment Boulevard's technology and know-how with the Company's unique content will provide the Company's users with an unmatched Internet experience. In addition, the Company is constantly searching for fresh, innovative ideas and content for the website.

THE NEWSPAPER:

      YOUTHLINE USA is a weekly national newspaper with regional inserts geared for children ages 8 to 13. Its design and looks are identical to that of an adult newspaper, making it the only product of its kind in the country. Each issue consists of sixteen pages of interesting and timely articles on a variety of topics, including world and national news, politics, economics, science, sports, and weather. Relevant health and computer issues are presented as well, always in an eye and mind-catching manner. By covering both national and international news, YOUTHLINE USA connects children across the nation, while simultaneously introducing children to different cultures around the world. Each issue comes with lesson plans to help teachers incorporate the newspaper into their curriculum.

      As a member of the Associated Press (AP) and a subscriber to the Reuters News Agency, YOUTHLINE USA shares news sources with the major newspapers. While the news is the same, each article is carefully written with consideration of our readers' age and reading level. Recognizing that our readership is of multiple ages and reading levels, writers prepare articles of different lengths and difficulties so that every reader can find articles of interest. All articles are reviewed by a clinical psychologist to ensure that they are written with our children's best interests in mind, and that they are sensitive to the children's developmental level.

      One of the challenges of a children's newspaper is to present news stories that will spark a child's interest. Almost half of the paper is devoted to various news stories and accompanying graphics, all of which are chosen and formatted with the aim of capturing a young reader's interest. In addition to several longer articles, YOUTHLINE USA offers World News and National News in Brief, which provide concise news stories with striking photographs. These reports are ideal for younger readers who may have difficulty sustaining attention for a full-length article.

      In addition to introducing children of this age to the world via news, YOUTHLINE USA attempts to ignite within its readership an excitement for literature, art, music, and theater, by reviewing books, movies, and shows, and by describing the lives of authors, artists, and musicians.

      In each issue, a suitable website for children is included to enhance reader's familiarity with, and comfort level on, the computer. Children are encouraged to communicate with the newspaper by e-mail (or phone, fax, and regular mail); children repeatedly contacted the Company with questions about its stock market game, answers to puzzles and editorial comments. An elaborate reporter program encourages every child to formulate and express opinions through letters to the editor, earn a reporter's badge, set up and conduct interviews with political, sports or entertainment figures, and then write up the interview for publication in the newspaper or on the website.

      YOUTHLINE USA also features short stories, games, jokes, puzzles, and weekly detailed science experiments, magic tricks, or recipes that captivate the children and encourage them to try new and exciting ideas at home. These items are especially designed to keep readers coming back each week. Short stories are often printed in parts, continuing from one issue to the next, giving our readers yet another reason to return to the pages of YOUTHLINE USA.

      Management believes that YOUTHLINE USA is unique. While there are successful curriculum aids available (such as the Weekly Reader and Scholastic
News), those publications only discuss topics that are related to recent events. YOUTHLINE USA, however, is a full-fledged newspaper which covers the weekly news and includes all the features and sections of an adult newspaper. Its numerous sections (business, sports, technology, health, etc.), in addition to its monthly features, enable it to broaden the horizons of today's youth and to encourage better communication between parents and kids.

      YOUTHLINE USA has a number of features that help kids develop the skill of reading a newspaper. Extensive research went into the development of the perfect newspaper for children, from its appearance and set-up to content and format. YOUTHLINE USA is unique, with distinct columnar margins and clear markings of where to find continuing articles. Difficult words are printed in bold and defined at the bottom of each page. The large print and easy language help start these young readers on the lifelong road to newspaper reading.

      In a world filled with indifference, the newspaper is one place to show that individuals do have thoughts, feelings, and opinions about what goes on around them. Many of our readers have already taken advantage of the opportunity to express themselves. We encourage our readers to write in and tell us their thoughts, and our goal is to provide them with the vehicle to present their opinions to others.

      YOUTHLINE USA's wide variety of topics and activities, as well as its focus on news stories, distinguishes it from other children's publications, many of which focus on a particular topic, such as sports or animals, or offer very little news information. This is important for two reasons: first, similar to an adult's method of reading a daily newspaper, we expect children to skim the newspaper and pick and choose what interests them. Also, since parents are often actively involved in the purchasing decisions of their children's reading material, they will prefer a higher-quality, news-oriented publication. We are confident that the diversity of topics, combined with the "clean," high-quality nature of the newspaper, and its focus on news information, will spark and retain the interest of both parents and children.

      Youthline USA has recently added regional inserts to its newspaper. The regional inserts give local news and have two major benefits. First, they attract the readers, giving them access to news that may affect them more directly or that they may be more familiar with. Second, they open up the doors to more advertisers on each regional level.

THE MAGAZINE:

      Youthline USA's Fun and Feature Magazine is a monthly publication directed at the same market. It contains a monthly theme that is supplemented with appropriate and relevant news items, as well as entertainment materials that make the topic more interesting and fun for readers. The magazine is important not only because it is another medium through which the Company reaches today's youth, but also because it is perhaps the most attractive medium for advertisers and corporate sponsors.

           Each monthly magazine features one educational topic which is explored in full detail. Colorful graphics, activity suggestions, relevant news articles, book and movie reviews, and interviews are included to make the magazine appealing for its audience. The magazine's durable format encourages children to collect each issue and re-read the articles, which is particularly appealing to advertisers and corporate sponsors.

YOUTHMALL:

      The YouthMall section of the website is scheduled to open in September 2000. This on-line shopping center for kids and educators will offer appropriate products along with a brief description. Kids will be able to use either real money or e-money earned from contests and activities on the website to purchase the items of their choice.

      Because YouthMall will offer only age-appropriate items for its audience, parents can safely allow their children to purchase products online. Educators will be able to purchase hard-to-find, curriculum-based material.

RECENT ACQUISITIONS

Lesson Stop

   Youthline USA, Inc. acquired Lesson Stop (HTTP://WWW.LESSONSTOP.ORG), a web-site for K-12 teachers who need good ideas for classroom activities. Lesson Stop has numerous educational features that enhance both the Youthline USA newspaper and website. The site provides links to over 500 lesson plan sites on the web, which gives teachers access to thousands of lesson plans.

      Lesson Plan links are categorized by subject area and sub-topic, making it easy for teachers to locate the lesson plans they need. Subject areas include The Arts, Science, Math, and Language Arts. Grade level notations are made at each link, so finding the right lesson plan is even easier.

INGENIUS

      Ingenius was founded in 1994 as a partnership between Telecommunications Incorporated (TCI) and Reuters New Media to provide high quality interactive multimedia current events programming to the children's consumer and institutional (education) markets.

      Ingenius created several award winning programs for the K-12 educational market including:

      What on Earth (WOE) - A weekly-published interactive current events program with six new top topics discussed every week. Included with each topic (news story) were hot links to certain vocabulary, video clips, audio clips, photographs, links to Did You Know (more in-depth information on a sub-category), and links to "gamelits" (mini games to reinforce the learning and educational values of the news story). In addition to this, WOE included weekly lesson plans for the teacher that were designed specifically for each individual news story. Characters were used in many cases to guide the student and to be a figurehead for the specific curriculum category that the news story was tied to.

      Ask ANDIE - An interactive research and learning website that focuses on curriculum based subject areas and topics as well as having a strong financial services component.

MARKETING

THE WEBSITE:

      In marketing the subscription portion of the website to schools, the Company believes that the most effective method will be through a sales team that will make direct contact with principals, superintendents, and Board of Education officials. Educators will be presented with an extensive demo of the capabilities and uniqueness of the website. Currently, the Company is concentrating on nine major cities across America, and dependent on the success of this initial step, it plans to expand its sales team to reach all cities in the United States.

      With this in mind The Company recently hired Mark Siegel to be Vice President of Educational Sales. Mr. Siegel comes with years of experience in reaching the educational market, and he is well focused and highly energetic.

      Another vehicle used by the Company to target its audience is to attend technology and educational expositions to showcase its products.

THE NEWSPAPER:

      In the first two years of its existence, YOUTHLINE USA tested a number of different methods in order to determine which marketing strategies were most effective. Advertising on radio and in magazines proved to be more effective than advertising and inserts in newspapers. Advertising in library journals proved to be extremely effective, as did direct mail to schools. As expected, advertising during the holiday gift-giving season produced exciting results. YOUTHLINE USA is easily marketed as the ideal gift - clean, educational, fun, and ongoing.

      YOUTHLINE USA plans to expand its marketing efforts. It will intensify its marketing efforts, using the strategies that have already been proven to work and branching out to new methods (TV, the Internet, direct mail to individuals, mail-order catalogues). The Company also has hired salespeople and attends appropriate conventions and expositions.

ADVERTISERS, CORPORATE SPONSORS:

      YOUTHLINE USA markets itself to corporate America as an established, focused, growing publication which serves as an excellent all-encompassing vehicle for companies to reach their target audience. Advertisers can use the entire Youthline package - national newspaper, regional paper, magazine, website. YOUTHLINE USA has already received advertisements from Loew's Theater, Six Flags Great Adventure, Space Farm, Walmart, Broadway's The Sound of Music, NJ Nets, Sesame Place and Radio Disney.

      YOUTHLINE USA's sponsorship department will emphasize building long-term relationships with corporate America. Large companies are expected to be drawn to the rich educational and entertainment content that is available both in the newspaper and on the website. In order to develop and sustain these relationships, the Company has hired Melissa Coopersmith to be Vice President of Marketing.

      The Company has hired Beth Kallman to be Vice President of Advertising Sales. She will concentrate on large national companies. In addition, the Company has hired two regional salespeople -- one in New York and one in Philadelphia -- as an initial step. Additional regions will be added as the Company grows.

      With the goal of increasing advertising revenue, the Company introduced the regional inserts and the magazine. Regional inserts will attract smaller local companies who are interested in reaching the regional market. The magazine serves as a more attractive medium for advertisers, not only because it is more colorful and attractive to the kids, but also because it is designed - in terms of content and durability - to be read over and over again

INTELLECTUAL PROPERTY

      The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has received a Notice of Allowance for its trademark YOUTHLINE USA(TM). In addition, the Company owns various domestic and foreign trademarks relating to the assets purchased in connection with the acquisition of Ingenius, including: Ingenius, Who on Earth, What on Earth, Where on Earth, Ask A.N.D.I.E. and Adam Electron.

EMPLOYEES

      As of December 31, 1999, the Company had a total of 39 employees. The Company has 3 employees in corporate management; 10 employees in production, including writers and graphic designers; 11 employees in marketing, including website advertising and corporate sponsorships; 6 employees in educational sales, who market the web site to schools throughout the country; 5 employees in business operation, which includes secretaries, accounting, and computer maintenance; and 4 employees in circulation. In addition, the Company hires freelance writers. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

                                  RISK FACTORS

      IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      WE HAVE A RECENT HISTORY OF LOSSES. We have incurred net losses of $323,835 and $4,787,000 ($3,403,768 of which was stock compensation expenses) for the years ended December 31, 1998 and 1999, respectively. We expect that losses will increase and continue until such time, if ever, as we can generate sufficient revenue through website and newspaper subscribers and/or obtain sufficient advertisements and sponsorships. We will need to generate a substantial increase in revenues to become profitable. In addition, we had an accumulated deficit of $5,287,238 at December 31, 1999.

      WE ARE IN OUR EARLY STAGES OF DEVELOPMENT. We have generated limited revenues to date. While we are able to finance certain of our current operations from revenues, we will require additional financing to increase our marketing campaign, to improve and update our web-site and to develop new products. Our operations are subject to all of the risks inherent in the commercialization of new products. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered when developing new products, particularly those related to the Internet.

      WE WILL REQUIRE ADDITIONAL FINANCING. We believe that the current cash on hand together with cash flow from operations will be adequate to fund our operations for at least six (6) months. There can be no assurance, however, that we will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back, or eliminate some of our marketing campaign or obtain funds through arrangement with partners or others that may require us to relinquish rights to certain of our products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

      WE ARE DEPENDENT UPON KEY EMPLOYEES AND THE RECRUITMENT OF ADDITIONAL PERSONNEL. We are dependent upon the efforts of and abilities of Saki Dodelson, Susan Gertler and on other members of our staff. To date, we have been able to attract and retain the personnel necessary for our operations. However, there can be no assurance that we will be able to do so in the future. If we are unable to attract and retain personnel with necessary skills when needed, our business and expansion plans could be adversely effected.

      OUR LIMITED SALES AND MARKETING EXPERIENCE MAY ADVERSELY AFFECT OUR BUSINESS. We intend to market and sell our products in the United States, through a direct sales force. Establishing significant marketing and sales capability will require significant resources. There can be no assurance that we will be able to recruit and retain skilled sales management, or direct salespersons, or that our sales effort will be successful.

      COMPETITION AND TECHNOLOGICAL CHANGES COULD ADVERSELY AFFECT OUR BUSINESS. Our success depends upon establishing and maintaining a competitive position in areas of focus. We compete with, and will compete with numerous companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than us such as The Weekly Reader, Scholastic News and Times for Kids. Accordingly, such competitors may have substantial competitive advantages over us. In addition, we plan to develop or acquire additional products in order to expand our product portfolio. No assurance can be given that we will successfully compete in any market in which we conduct or may conduct operations.

      THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE. There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuation, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

      PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of purchasers in this Offering to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

      ANTI-TAKEOVER PROVISIONS MAY ADVERSELY AFFECT THE VALUE OF OUR OUTSTANDING SECURITIES. Pursuant to our Certificate of Incorporation, the Board of Directors may issue up to 5,000,000 shares of Preferred Stock in the future with such preferences, limitations and relative rights as the Board may determine without stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of the Company without further action by the stockholders. We have no present plans to issue any shares of Preferred Stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of our company.

      ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 50,000,000 shares of our Common Stock. As of December 31, 1999 there were 10,071,665 shares of our Common Stock issued and outstanding. However, the total number of shares of Common Stock issued and outstanding does not include the exercise of up to 450,000 shares of Common Stock issuable upon exercise of the warrants at $1.00 per share, 590,000 shares of Common Stock issuable upon exercise of warrants at $3.00 per share, 1,050,000 shares of Common Stock issuable upon exercise of warrants at $5.00 per share, 350,000 shares of Common Stock issuable upon exercise of warrants at $7.00 per share, 50,000 shares of

Common Stock issuable upon exercise of warrants at $.10 per share, 350,000 shares of Common Stock issuable upon exercise of the warrants at $10.00 per share and 4,000,000 shares of Common Stock issuable upon exercise of options that may be granted pursuant to our Incentive Stock Option Plan. After reserving a total of 6,840,00 shares of Common Stock for issuance upon the exercise of all options and warrants, we will have at least 33,088,335 shares of authorized but unissued Common Stock available for issuance without further shareholder approval. As a result, any issuance of additional shares of Common Stock may cause our current shareholders to suffer significant dilution which may adversely affect the market.

      In addition to the above-referenced shares of Common Stock which may be issued without shareholder approval, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by the Board of Directors. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, the Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock could have an adverse effect on the holders of Common Stock.

      SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of December 31, 1999, the Company had 10,071,665 shares of its Common Stock issued and outstanding, 5,663,465 of which are "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of
(a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

      THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK. As of December 31, 1999, there were outstanding stock options and warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $.10 per share, an additional 450,000 shares of Common Stock at an exercise price of $1.00 per share, an additional 590,000 shares of Common Stock at an exercise price of $3.00 per share, an additional 1,050,000 shares of Common Stock at an exercise price of $5.00 per share, an additional 350,000 shares of Common Stock at an exercise price of $7.00 per share and an additional 350,000 shares of Common Stock at an exercise price of $10.00 per share. In addition, we have reserved 4,000,000 shares of our Common Stock for issuance pursuant to our Incentive Stock Option Plan. None of such options or warrants are available for public resale and such shares would be subject to Rule 144 of the Act upon issuance thereof. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

      LIMITATION ON DIRECTOR LIABILITY. As permitted by Delaware law, our Certificate of Incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

      FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE. This Registration Statement contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Registration Statement (including Exhibits), words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 2.  PROPERTIES.

      The Company leases (from an unaffiliated party) approximately 2,280 square feet at 4581 US9, Howell, NJ 07731, which serves as the Company's executive offices. The annual rental is $42,180. The lease expires on October 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Prior to August 1999, the Company's shares of Common Stock were quoted on the OTC Bulletin Board under the symbol "UMHCD". Since August 1999 the Common Stock has been trading under the symbol "YLNE".

      The following table sets forth the range of high and low closing sales prices for the Common Stock, in the 3rd and 4th Quarter of 1999 and the first quarter of 2000, as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be extremely limited (or non-existent) during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected. For several years prior to August 1999, the Company's Common Stock did not trade.

                            COMMON STOCK

                           HIGH       LOW

1999

Quarter ended
September 30, 1999*       $10-3/8    $    3

Quarter ended
December 31, 1999         $    10    $    3

2000

Quarter ended
March 31, 2000            $    15    $8 1/2

* Limited trading on the OTC Bulletin Board commenced in August 1999.

      On March 31, 2000, the closing sales price as reported by the OTC Bulletin Board was $106/32 for each share of Common Stock. As of March 31, 2000, there were 10,071,665 shares of Common Stock outstanding, held of record by approximately 310 record holders.

DIVIDEND POLICY

      It is the policy of the Board of Directors to retain earnings for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends to the shareholders of its capital stock and does not intend to declare such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      In August 1999, the Company acquired all of the outstanding capital stock of S&S Plus, Inc., a wholly owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors.

      This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former owners of S & S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S & S Plus, Inc, pursuant to which S & S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S & S Plus, Inc.

      YouthLine USA, Inc. (the "Company") was incorporated on July 27, 1999 pursuant to the laws of the State of Delaware as the successor to Ult-I-Med Health Centers, Inc., a Utah corporation ("Ult-I-Med"), which was incorporated in 1983 under the laws of the State of Utah (originally under the name Picadilly Technology, Inc.). The Company was organized to effectuate a rein-corporation of Ult-I-Med with and into the Company on August 16, 1999.

           Ult-I-Med was originally organized to engage in the mining of metalliferous chemicals. In 1988, Ult-I-Med ceased such activities and began engaging in the business of owning and operating camping and recreation facilities. In 1991, Ult-I-Med ceased such activities and began engaging in the business of owning and operating supervised primary care, health and rehabilitation centers. In January 1996, Ult-I-Med filed a Chapter 11 bankruptcy petition. Ult-I-Med liquidated all of its assets and its plan of reorganization was filed with the court in February 1998. All of Ult-I-Med debts were paid subsequent to June 30, 1999, and the court entered a final decree on September 24, 1999.

      The Company, through its wholly owned subsidiary, S & S Plus, Inc., publishes YOUTHLINE USA, a weekly newspaper written and designed for children ages 8 through 13. In every respect, it is similar to an adult newspaper, except that it is written at the children's level and it filters out news that is not age appropriate. It is designed to attract and engage the attention of children within this age range. The Company generates revenue through the sale of subscriptions, advertisement space and corporate sponsorships. Subscriptions can either be bulk subscriptions ordered by schools, or as individual subscriptions for children to read at home.

      Paid subscriptions have increased dramatically over the previous year, and the Company has spent from May to December to set up effective sales and marketing departments to better reach schools and potential advertisers. Also, we currently send 550,000 free (requested) subscriptions to schools. We believe that this will attract advertisers and corporate sponsors. In addition, the Company has simultaneously been working on completing and marketing its website for schools. Management believes that the sale of website subscriptions to schools will be a significant source of revenue.

COMPONENTS

Through December 31, 1999 there were two sources of revenue:

     1)    Sale of newspaper subscriptions

     An individual subscription costs $30.00 per year. Bulk subscriptions to schools cost $9.00 per subscription for 25 or more, and $7.00 per subscription for 50 or more.

     2)    Advertisements

     The cost for a full-page ad was $1,000

     The bulk of revenue received until September, 1999 was from the sale of newspaper subscriptions. The increase in net sales from 1998 to 1999 was due almost totally to the increase in paid subscriptions. Beginning December 31, 1999 requested (non-paid) circulation was increased to 550,000, which management believes will significantly increase revenue from advertisements. In addition, management intends to sell subscriptions to its website, the first phase of which was completed on January 15, 2000 and the second phase is due to be completed on September 1, 2000.

LIQUIDITY AND CAPITAL RESOUCES.

      Management anticipates that the continued increase in subscribers will increase advertising revenues and any future additional proceeds from financings will result in improved liquidity during the coming year. The improved liquidity reflected in the December 31, 1999 financial statements would be needed to finance the continued operations. The Company does not have any plans that would materially affect its current demands and to the best of management's belief there are no events that would result in major increase or decreases in the Company's liquidity other than in the normal course of its operations. To date the Company has funded its operations and expansion through bridge financing, capital contribution and the sale of convertible promissory notes. The Company's potential sources of liquidity will be additional financings through the sale of convertible notes and credit facilitates with banks. At December 31, 1999, the Company's current assets consisted of $572,720 of cash, $91,542 of receivables and prepaid expenses of $20,753. At December 31, 1999 the current liabilities exceeded its currents assets by $1,125,103. Current debt consisted of $500,000 bridge financing which was paid off in January 2000 and two $500,000 convertible promissory notes due December 14, 2000 and December 21, 2000. Management anticipates that it will satisfy its liquidity and capital requirements in the coming year through additional capital and funds generated by operations.

BREAK EVEN

      The projected expenses for the year ending December 31, 2000 are anticipated to be $534,000 monthly including the cost of production, advertising and marketing. Based on current projected operating expenses, the Company must have gross monthly revenues of $534,000 to breakeven. It is anticipated that by September 2000, sales will be approximately $600,000 monthly.

CUSTOMER RETENTION

      From inception through December 31, 1999, we have had a favorable response from subscribers to our newspaper. Our customer retention experience has been 91% for 1998 and 93% for 1999, respectively.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998.

RESULTS OF OPERATIONS

      In 1999 and 1998, the Company's main source of revenues were from the sale of newspaper subscriptions. Total revenues from subscriptions were $168,967 and $14,707 for 1999 and 1998, respectively. The Company incurred net operating losses of $4,787,000 in 1999, compared to $322,351 in 1998. The losses incurred in 1999 included expenses from the issuance of the Company's' common stock and warrants recorded at the fair market value at the time of issuance. The aggregate amount expensed in 1999 was $3,403,768 from common stock and warrants issued for services. The Company incurred substantial costs for printing, reproduction, mailing and design of the newspaper during these periods. Additionally, the Company incurred substantial costs in marketing, advertising and payroll expense during the initial start up of operations.

Revenues.

      During the year ended December 31, 1999, sales revenues increased $154,260, (1,048%) to $168,907 from $14,707 for the corresponding period in 1998. The increase was attributable to increased subscribers and advertising revenues.

Cost of Goods Sold.

      These costs include, but are not limited to printing and distribution costs. Until September 1999 we printed 20,000 copies each week. The printing costs per newspaper are very high when printing so few (as much as $.10 per newspaper). However, now that we print over 550,000 newspapers per week, the cost per newspaper has been lowered to $.04 per newspaper. We therefore expect to see a significant profit on every paid subscription. Costs of goods sold also include mailing and shipping costs. During 1999 costs of goods sold was $321,320, an increase of $158,096 or 92% from 1998. This increase was attributable to an increase in paid and unpaid subscriptions.

Net Losses and Unusual Charges.

      The Company incurred a net loss from operations of $4,787,000, or $.51 per share as compared to a loss of $322,351, or $.06 per share in the comparable period in 1998. During 1999, the Company recorded an aggregate of $3,403,768 of charges to the income statement. Theses charges consisted of $1,352,868 in common stock issued for services and $1,800,900 of services recorded at the fair market value of warrants issued to employees and consultants and $250,000 representing the intrinsic value of the conversion feature of the convertible promissory notes. The fair market value of the warrants were computed using the Black-Scholes Option Pricing Model at the time the warrants were granted. See
Note 12 to the financial statements.

Operating Expenses.

      Operating expenses during 1999 increased as follows: payroll costs increased $406,943 to $455,324 (an increase of 411%) from $48,381 for the corresponding period in 1998. The increase was attributable to a substantial increase in the number of employees hired as support staff. Professional fees increased $143,615 to $158,060 (an increase of 994%) from $14,445 for the corresponding period in 1998. The increased professional fees were mainly legal and accounting fees relating to the reorganization of the Company. Selling expenses increased $281,666 to $333,580 (an increase of 543%) from $51,914 for the corresponding period in 1998. General & administrative costs increased $137,181 from $25,047 (an increase of 548%) from $25,048 for the corresponding period in 1998. The increase in selling expenses and general and administrative expenses is attributable to the continued investment in the Company's aggressive sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's business development and expansion.

Interest Expense.

      Interest expense increased $1,339,734 to $1,362,952 (including non-cash adjustments of $1,275,500) for the year ended December 31, 1999 from $23,218 for the corresponding period ending December 31, 1998. The increase is primarily associated with the increased borrowing used to fund the operations of the Company as well as its expansion and the non-cash adjustments.

Interest Income.

      Interest income was $3,786 in 1999 compared to $0 in 1998. This increase was attributable to higher average balances of invested cash and cash equivalents.

      During the 1999 period, the Company increased its (non-paid) circulation to 550,000 subscriptions, which should significantly increase its revenues in the coming year. The Company, however, will continue to incur expenses attributable to the growth of its business and therefore, management cannot estimate the amount of losses it may incur in the future.

Income Taxes.

      The Company incurred substantial losses form its inception through the current period. From inception to August 16, 1999, the Company operated as a Sub-Chapter S corporation. Accordingly, losses aggregating $1,300,493 generated during this period flowed through to the individual shareholders. Subsequent to the reorganization, losses aggregating $3,986,745 incurred by the Company will be utilized against future operating profits. However, as a result of the net operating losses sustained by the Company, a provision for corporate taxes was not required and deferred taxes will be recognized when the Company achieves profitability.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

RESULTS OF OPERATIONS

Revenues.

      Revenues for the calendar year ended December 31, 1998 were $14,707, an increase of $4,604 or 46% from the prior year. The increase was attributable to increased paid subscriptions from the prior year.

Costs of Goods Sold.

      During 1998 costs of goods sold was $163,224, an increase of $95,247 or 140% from 1997. This increase was attributable to an increase in paid and unpaid subscriptions.

Operating Expenses.

      Operating expenses during 1998 increased as follows: payroll costs increased $48,381 compared to the corresponding period in 1997. The Company incurred no payroll expense during its inception period in 1997. The increase was mainly attributable to the hiring of several support staff. Professional fees increased. Selling expenses and general and administrative decreased $21,958 to $91,706 (a decrease of 19%) from $113,664 for the corresponding period in 1997.

Interest Expense.

      Interest expense increased $22,955 to $23,218 for the year ended December 31, 1998 from $263 for the corresponding period ending December 31, 1997. The increase is primarily associated with increased borrowing used to fund the operations of the Company as well as its expansion

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information beginning on and continuing after January 1,2000. This will not pose a problem for the Company since its accounting programs are all Y2K compliant. In addition, the Company has inquired of its commercial banks and other service providers so to determine if they will be prepared for the Year 2000. While all have indicated they are taking the necessary steps to be in compliance, there can be no assurance that all exposure will be eliminated. It is anticipated that the Company will incur no material expenses related to the Year 2000 issue.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

      The names and ages of the directors and executive officers of the Company are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to service at the pleasure of the Board.

NAME                          AGE        POSITION(S) WITH THE COMPANY

Jacob Y. "Rocky" Stefansky     33        Chairman of the Board
Saki Dodelson                  36        President, Treasurer and Director
Susan Gertler, Ph.D.           36        Vice President, Secretary and Director
Emanuel Yarmish                50        Director
David Stefansky                28        Director
Asher Low                      39        Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Jacob Y. "Rocky" Stefansky, has been a Director of the Company since June 1999. From November 1991 to present, Mr. Stefansky has been the President and Director of KID International, Inc., an international trading company. From 1997 until present, Mr. Stefansky has been the President and director of Portugal Investment Group, Inc., a privately held investment fund involved with undervalued and start-up companies. In 1999 Mr. Stefansky became the President and a director of Greenwood Capital Partners, Inc., a privately held investment fund involved with Internet and media companies.

Saki Dodelson, has been the President, Treasurer and Director of the Company since August 1999 and has been the President, Treasurer and Director of the Company's subsidiary S&S Plus, Inc., since inception. Ms. Dodelson was the co-founder of the Youthline USA newspaper. Ms Dodelson has fifteen years experience in business and finance, computer science, and marketing. From 1987 through May 1999, Ms. Dodelson was a manager of business and finance at AT&T.

While at AT&T, Ms. Dodelson was contacted by the Israeli government and asked to redesign, improve and market acclaimed Israeli 2000 project--the Israeli Knesset's website dedicated to the memory of former Prime Minister Yitzhak Rabin. She has been credited with turning a cumbersome government project into an efficient, profitable project.

From 1993 to present, Ms. Dodelson has been the President of Harton Financial, a currency trading company. She has a BS in computer science and a BA in education. Ms. Dodelson is the sister-in-law of Ms. Gertler.

Susan Gertler Ph.D., has been the Vice President, Secretary and a Director of the Company since August 1999 and has been Vice President, Secretary and Director of this Company's subsidiary S&S Plus, Inc., since inception. Dr. Gertler was the co-founder, publisher, and executive editor, and created the YOUTHLINE USA concept in 1996. As publisher and executive editor, she manages content, lay-out, and presentation, coordinating development of the newspaper and web site to guarantee a coherent presentation of all aspects of YOUTHLINE USA's suite of products and services. Dr. Gertler is also responsible for contacts with all independent contributors, freelance writers, and external publishers as well as production of print and website design.

From September 1994 to August 1995, Dr. Gertler worked as a specialist in testing and evaluation of intellectual and psychological disorders at a Veterans Administration Hospital. Dr. Gertler conducted in- and out-patient psychotherapy for individuals, groups, and families. From October 1992 to August 1994, Dr. Gertler worked as a researcher in a long-term study. Dr. Gertler designed and developed systems in the area of health psychology, including an on-line application for quantitative and analysis of mental health status. From September 1991 to May 1993, Dr. Gertler worked at the Bergen Regional Counseling Center, a community mental health system in a disadvantaged area. She conducted individual and family therapy, maintaining contact with schools to coordinate and individualize treatment for optimal social and development progress. From September 1990 to May 1991, Dr. Gertler worked at the Children's Village residential home for aggressive, adolescent boys, Dr. Gertler performed initial assessments and ongoing therapy for children and families, developing and implementing programs for easing the stress of major life-cycle transitions.

As a result of her experience in the fields of psychology and education, Dr. Gertler is comfortable working with teachers and librarians, parents, and children, all of which are the primary market segments for the Company.

Emanuel Yarmish, has been a Director of the Company since June 1999. Form 1982 to present, Mr. Yarmish has been the President of Nicole Holdings, Inc., a privately held real estate investment and management company.

David Stefansky, has been a Director of the Company since December 1999. From May 1999 to present Mr. Stefansky has been the managing director of the private equity group at Robb Peck McCooey Institutional Services, a division of Robb Peck McCooey Clearing Corp., where he specializes in advising and financing emerging growth companies. From September 1997 to May 1999 Mr. Stefansky was employed in a similar capacity at Trautman Kramer & Co., where he was active in advising and financing emerging growth companies. From May 1994 through September 1997, Mr. Stefansky was employed as an account executive at various securities brokerage firms. Mr. Stefansky is the brother of Jacob Y. "Rocky" Stefansky.

Asher Low, has been a Director of the Company since December 1999. From January 1994 to present Mr. Low has been a Director of Arisal Estates Ltd., a commercial real estate holding company. Since 1997, Mr. Low has acted as an advisor to various foreign investment firms.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      No executive officer received compensation in excess of $100,000 in fiscal years 1998 and 1999. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

EMPLOYMENT AGREEMENTS

      The Company has entered into five-year employment agreements with each of Saki Dodelson (President) and Susan Gertler (Vice President and Secretary). The employment agreements provide for annual base salaries of $115,000 each. The employment agreements provide for discretionary bonuses to be determined in the sole discretion of the Board of Directors and contain covenants not to compete with the Company following termination of employment.

STOCK OPTION PLANS AND AGREEMENTS

      Incentive Option Plan - In January 2000, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 2000 Incentive Stock Option Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs").

      The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors ("Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or a combination thereof, and the number of shares to be subject to such options.

      The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board or the Committee not less than the fair market value of the Common Stock on the date the option is granted.

      The total number of shares with respect to which options may be granted under the Incentive Option Plan is 4,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Incentive Option Plan after January 2010 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five (5) years to a stockholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations.

      The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options under the Incentive Option Plan or materially increase the benefits of participants.

      No options under the Incentive Option Plan were outstanding as of December 31, 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of December 31, 1999 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock (10,071,665 as of such date) by (i) any holder known to the Company owning more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                 Number of Shares of
Name of Beneficial Owner*         Common Stock (1)   Percentage (%) of Ownership
-------------------------        ------------------- ---------------------------

Greenwood Capital Partners, Inc.(2)   4,900,000               48.65%
Jacob Y. "Rocky" Stefansky(2)         6,100,000               54.12%
Emanuel Yarmish(3)                      125,000                1.24
Saki Dodelson(4)                        625,000                6.01%
Susan Gertler(5)                        625,000                6.01%
David Stefansky(6)                      360,000                3.57%
Asher Low(7)                             25,000                  **
All Officers and  Directors           7,350,000               61.65%
as a group (6 persons)(8)

*     Unless otherwise indicated, the address of all persons listed in this section is c/o Youthline USA, Inc., 4581 US9, Howell, NJ 07731.

**    Less than 1%.

(1) Beneficially ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Includes 4,900,000 shares owned by Greenwood Capital Partners, Inc. Mr. Stefansky is the President and principal stockholder of Greenwood. Includes 300,000 warrants exercisable at $3.00 per share, 300,000 warrants exercisable at $5.00 per share, 300,000 warrants exercisable at $7.00 per share and 300,000 warrants exercisable at $10.00 per share. Such warrants expire on December 31, 2004.

(3) Represents his indirect minority ownership interest through Greenwood
    Capital.

(4) Includes 225,000 warrants exercisable at $1.00 per share, 25,000 warrants exercisable at $3.00 per share, 25,000 warrants exercisable at $5.00 per share, 25,000 warrants exercisable at $7.00 per share and 25,000 warrants exercisable at $10.00 per share. Such warrants expire on December 31, 2004.

(5) Includes 225,000 warrants exercisable at $1.00 per share, 25,000 warrants exercisable at $3.00 per share, 25,000 warrants exercisable at $5.00 per share, 25,000 warrants exercisable at $7.00 per share and 25,000 warrants exercisable at $10.00 per share. Such warrants expire on December 31, 2004.

(6) Represent his indirect minority ownership interest through Greenwood
    Capital.

(7) Represent his indirect minority ownership interest through Greenwood
    Capital.

(8) Includes 1,200,000 warrants owned by Mr. Stefansky and 325,000 warrants owned by each of Ms. Dodelson and Ms. Gertler. See Notes 2, 4 and 5.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the best of management's knowledge, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

      In February 1998 each of Saki Dodelson and Susan Gertler, the Company's President and Secretary, respectively, loaned the Company's subsidiary, S&S Plus, Inc., $125,000 ($250,000 in the aggregate). The notes bear interest at 9% per annum. Interest payments only are made until the gross annual sales of the subsidiary reach $1 million, at which time the subsidiary will begin to repay $15,000 of principal until the notes are paid in full.

      In March 1999, Robert Dodelson, the father-in-law of Saki Dodelson, loaned the Company's subsidiary, S&S Plus, Inc., $35,000. The loan was paid in full in December 1999.

      The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

      Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements                                        F-1

Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheets                                          F-3 - F-4

Consolidated Statements of Operations                                F-5

Consolidated Statements of  Stockholders' Equity                     F-6

Consolidated Statements of Cash Flows                                F-7

Notes to Consolidated Financial Statements                           F-8 - F-17

Report of Independent Certified Public Accountants                   F-18

Statement of Expenses                                                F-19

Statement of Stockholder's Equity (Deficit)                          F-20

Statement of Cash Flow                                               F-21

Notes to the Financial Statements                                    F-22 - F-23

(A) (2) EXHIBITS

2.1   Certificate of Incorporation of the Company*
2.2   Certificate of Merger (Delaware)*
2.3   Articles of Merger (Utah)*
2.4   Plan of Merger*
2.5   By-Laws of the Company*
3.1   Specimen Certificate for shares of Common Stock*
6.1   Employment Agreement between the Company and Saki Dodelson.*
6.2   Employment Agreement between the Company and Susan Gertler.*
10.1 Consent of Michael C. Finkelstein & Co., Independent Certified Public Accountants.
27    Financial Data Schedule

*   Incorporated   by  Reference  to  the  Company's   Registration
Statement on Form 10-SB, No. 0-28725.

      (b)  REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                                Table of Contents
                                                                        Page

Independent  Auditor's  Report . . . . . . . . . . . . . . .  . .       F-2

Consolidated  Balance Sheets . . . . . . . . . . . . . . . .  . .    F-3 - F-4

Consolidated  Statements of Operations . . . . . . . . . . .  . .       F-5

Consolidated  Statements of Stockholders' Equity . . . . . .  . .       F-6

Consolidated  Statements of Cash Flows . . . . . . . . . . .  . .       F-7

Notes to the Consolidated  Financial  Statements . . . . . .  . .    F-8 - F-17

Independent  Auditors'  Report . . . . . . . . . . . . . . .  . .       F-18

Statement  of Expenses . . . . . . . . . . . . . . . . . . .  . .       F-19

Statement of Stockholders'  Equity (Deficit) . . . . . . . .  . .       F-20

Statements  of Cash  Flows . . . . . . . . . . . . . . . . .  . .       F-21

Notes to the Financial  Statements . . . . . . . . . . . . .  . .   F-22 - F-23

                          Independent Auditors' Report

To the Board of Directors and Shareholders YouthLine USA, Inc.

We have audited the consolidated balance sheet of YouthLine USA, Inc. (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YouthLine USA, Inc. as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in Note 7, effective January 1996, the Company adopted a new basis of accounting, whereby all remaining assets and liabilities were adjusted to their estimated fair values upon confirmation under chapter 11 by the United States Bankruptcy Court for the Northern District of Texas. The reorganization plan under chapter 11 was consummated on September 24, 1999. Accordingly, the financial statements for periods subsequent to the reorganization are not comparable to the financial statements presented for prior periods.





Michael C. Finkelstein & Co.

Morganville, New Jersey
Certified Public Accountant
February 22, 2000

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
CURRENT ASSETS:
   Cash                                                            $     572,720
   Accounts Receivable                                                    91,542
   Prepaid Expenses                                                       20,753
                                                                   -------------
      TOTAL CURRENT ASSETS                                               685,015
                                                                   -------------

FIXED ASSETS
    Office equipment and software (net of
     accumulated depreciation of $35,071)                                107,795
                                                                   -------------
OTHER ASSETS
   Organization costs (net of
     accumulated amortization of $2,578)                                   3,272
     Intangible Assets - Trademarks, Goodwill and Customer Lists
         (Net of accumulated amortization of $13,000)                    192,000
                                                                   -------------

      TOTAL OTHER ASSETS                                                 195,272
                                                                   -------------

      TOTAL ASSETS                                                 $     988,082
                                                                   =============


     The accompanying notes are an integral part of the financial statements

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                            $   203,938
   Unearned Revenue                                                      76,180
   Current Portion of Notes Payable                                   1,530,000
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                       1,810,118
                                                                    -----------

LONG TERM LIABILITIES
  Notes Payable                                                         220,000
                                                                    -----------

     TOTAL LONG TERM LIABILITIES                                        220,000
                                                                    -----------

      TOTAL LIABILITIES                                               2,030,118
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 Par Value, 5,000,000 Shares Authorized,
  No Shares Outstanding                                                      --
   Common Stock, $.0001 par value, 50,000,000 Shares                      1,007
   Authorized; 10,071,665 shares issued and outstanding
   Additional Paid In Capital                                         4,244,195

(Deficit)                                                            (5,287,238)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                     (1,042,036)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   988,082
                                                                    ===========

    The accompanying notes are an integral part of the financial statements


                              YOUTHLINE USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999           1998
                                                                                -----------    -----------
NET SALES                                                                       $   168,967    $    14,707
                                                                                -----------    -----------
OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and Amortization,
     shown separately below)                                                        321,320        163,224
  Payroll and Related Costs  (Stock Based Compensation - $900,000)                1,355,324         48,381
  Consulting Services (Non Cash Compensation - $1,228,268)                        1,228,268             --
  Selling Expenses                                                                  333,580         51,914
  Professional Fees                                                                 158,060         14,445
  General and Administrative                                                        162,228         25,047
  Depreciation and Amortization                                                      34,035         10,529
                                                                                -----------    -----------
  TOTAL OPERATING EXPENSES                                                        3,592,815        313,540
                                                                                -----------    -----------

     Loss from operations before provision for income taxes                      (3,423,848)      (298,833)
                                                                                -----------    -----------
OTHER INCOME AND EXPENSES
  Interest Expense (Net of Interest Income of $3,786 in 1999
     and $0 in 1998) ($250,000 interest on Convertible Notes -
      Beneficial Conversion Interest and Non-Cash Interest - $1,025,500)          1,362,952         23,218
                                                                                -----------    -----------
     Loss before provision for Income Taxes                                      (4,786,800)      (322,051)
                                                                                -----------    -----------
PROVISION FOR STATE INCOME TAX                                                          200            300
                                                                                -----------    -----------
     Net Loss                                                                   $(4,787,000)   $  (322,351)
                                                                                ===========    ===========
Net Loss per Common Share (Basic and Diluted)                                   $     (0.51)   $     (0.06)
                                                                                ===========    ===========
Weighted Average Common Shares Outstanding                                        9,435,216      5,507,972
                                                                                ===========    ===========

     The accompanying notes are an integral part of the financial statement


                               YOUTHLINE USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              Common Stock                    Capital      Accumulated
                                                Number of       Par         in Excess of      Deficit        Total
                                               -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1997                     5,500,000   $       550(1) $   103,429(1) $  (177,887)   $   (73,908)

     Reverse Merger - Recapitalization               8,200             1         14,783(2)          --         14,784

     Net Loss for Period                                --            --             --       (322,351)      (322,351)
                                               -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1998                     5,508,200           551        118,212       (500,238)      (381,475)

     Contribution to Paid-in-Capital                    --            --        523,215             --        523,215
     Sale of Common Stock                        4,400,000           440         44,000             --         44,440
     Stock Issued for Services and
        Value Ascribed to Warrants                 163,465            16      3,308,768             --      3,308,784
     Convertible Notes - Beneficial Interest            --            --        250,000             --        250,000

     Net Loss for Period                                --            --             --     (4,787,000)    (4,787,000)
                                               -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1999                   $10,071,665   $     1,007    $ 4,244,195    $(5,287,238)   $(1,042,036)
                                               ===========   ===========    ===========    ===========    ===========

(1) During 1997, officers of the Company contributed $103,979 to the Common Stock of S & S Plus, Inc.

(2) To restate Common Stock and accumulated deficit of the Company in order to recapitalize the stockholders' equity as a result of the reverse acquisition on August 16, 1999. Therefore, the Common Stock of S & S Plus, Inc. with No Par Value, 1,000 shares authorized and issued is replaced with the Common Stock of Youthline USA, Inc. with $.0001 Par Value, 50,0000,000 shares authorized, 5,500,000 shares issued and outstanding, including 8,200 shares of Common Stock resulting from the reverse stock split. Accordingly, there were 5,508,200 shares of Common Stock issued and outstanding as of December 31, 1998.

     The accompanying notes are an integral part of the financial statements


                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                         1999           1998
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS FROM OPERATIONS                                         $(4,787,000)   $  (322,351)
     Adjustments to reconcile net loss from operations
     to net cash used by operating activities:
       Depreciation and Amortization Expense                               34,035         10,529
       Common Stock Issued for Services and Interest                    1,507,868             --
       Stock Based Compensation                                         1,800,900             --
       Interest Expense - Beneficial Conversion Interest                  250,000             --
       Increase in Accounts Receivables                                   (89,708)        (1,729)
       Increase in Prepaid Expenses                                       (20,753)        35,269
       (Decrease) Increase in Accounts Payable and Accrued Expenses       142,854         25,215
       Increase in Unearned Revenues                                       50,965             --
                                                                      -----------    -----------

       NET CASH USED BY OPERATIONS                                     (1,110,839)      (253,067)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of  Trademarks                                            (205,000)            --

      Purchase of Office Equipment                                       (114,157)        (3,124)
                                                                      -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES:                           (319,157)        (3,124)
                                                                      -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in Loans and Exchanges                                      15,346        311,973
      (Decrease)  in Loans and Exchanges                                  (80,373)      (305,799)
      Issuance of Convertible Promissory Notes                          1,000,000             --
      Proceeds of Bridge Financing                                        500,000             --
      Proceeds from Notes Payable - Officers                                   --        250,000
      Sale of Common Stock and Contributions to Paid-in-Capital           567,655             --
                                                                      -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,002,628        256,174
                                                                      -----------    -----------

 Net Increase in Cash and Cash Equivalents                                572,632            (17)
 Cash and Cash Equivalents at Beginning of Year                                88            105
                                                                      -----------    -----------

 Cash and Cash Equivalents at End of Year                             $   572,720    $        88
                                                                      -----------    -----------
 SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash Paid During the Period for
        Interest                                                      $    15,325    $     2,567
                                                                      ===========    ===========
         Income Taxes                                                 $       200    $       300
                                                                      ===========    ===========

NON CASH INVESTING ACTIVITIES:

       Capitalization of Officers' Loans                              $        --    $   103,479
                                                                      ===========    ===========

     The accompanying notes are an integral part of the financial statements

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  PRINCIPLES

                  Reverse Acquisition

                  In August 1999, the Company acquired all of the outstanding capital stock of S&S Plus, Inc., a wholly owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors.

                  This exchange has been accounted for as a reverse acquisition, since the former owners of S & S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S & S Plus, Inc, pursuant to which S & S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S & S Plus, Inc. Youthline USA had nominal assets consisting of cash in the amount of $11,826, and had no operations for the two years ended December 31, 1999.

                  A)       Background

                  YouthLine USA, Inc. (the "Company") was incorporated on July 27, 1999 pursuant to the laws of the State of Delaware as the successor to Ult-I-Med Health Centers, Inc., a Utah corporation ("Ult-I-Med"), which was incorporated in 1983 under the laws of the State of Utah (originally under the name Picadilly Technology, Inc.). The Company was organized to effectuate a reincorporation of Ult-I-Med with and into the Company on August 16, 1999.

                  Ult-I-Med was originally organized to engage in the mining of metalliferous chemicals. In 1988, Ult-I-Med ceased such activities and began engaging in the business of owning and operating camping and recreation facilities. In 1991, Ult-I-Med ceased such activities and began engaging in the business of owning and operating supervised primary care, health and rehabilitation centers. In January 1996, Ult-I-Med filed a Chapter 11 bankruptcy petition. Ult-I-Med liquidated all of its assets and its plan of reorganization was filed with the court in February 1998. All of Ult-I-Med debts were paid subsequent to June 30, 1999, and the court entered a final decree on September 24, 1999. Ult-I-Med had prepetition indebtedness of $268,919 in its entirety, consisting of secured and unsecured liabilities. All but $132,033 of the secured liabilities were discharged in the chapter 11 bankruptcy.

                  B)       Description of Business

                  The Company, through its wholly owned subsidiary, S & S Plus, Inc., publishes YOUTHLINE USA, a weekly newspaper and a monthly magazine written and designed for children ages 8 through 13. In every respect, it is similar to an adult newspaper, except that it is written at the children's level and it filters out news that is not age appropriate. It is designed to attract and engage the attention of children within this age range.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
(Continued)       ACCOUNTING PRINCIPLES

                  The Company also produces its website, YOUTHLINE-USA.COM which is a subscription based website rich in educational and entertainment content. The Company generates revenue through the sale of print and website subscriptions, advertisement space and corporate sponsorships. Subscriptions can either be bulk subscriptions ordered by schools, or as individual subscriptions for children to read at home.

                  C)       Consolidated Financial Statements

                  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts and transactions are eliminated. Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

                  D)       Cash Equivalents

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  E)       Accounts Receivable and Revenue Recognition

                  Accounts receivable consists of balances due the Company for newspaper and advertising revenues. Accounts receivable are current, accordingly, a provision for bad debt is not required. The Company recognizes revenues through the sale of newspaper subscriptions, website subscriptions and advertising. Subscription revenues are recognized over the term of the contract which is generally one year. Advertising revenues are recorded upon the placement of a sponsor's advertisement in the Company's newspaper and delivery to subscribers.

                  F)       Fixed Assets

                  Computer equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years. The costs of additions and betterment are capitalized, repairs and maintenance costs are charged to general and administrative expenses. Organization costs are amortized over a period of five years on a straight-line basis.

                  Intangible assets represents the purchase price at fair market value of trademarks, goodwill and customer lists. Intangible assets are being amortized over a period of five years using the straight line method. The annual amortization expense for 1999 was $13,000. At December 31, 1999, accumulated amortization was $13,000.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
(Continued)       ACCOUNTING PRINCIPLES

                  G)       Earnings Per Share

                  Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" discusses the computation and presentation of earnings per share ("EPS"). Basic EPS, as defined by SFAS No. 128, is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period, ignoring any potential effects of dilution. Diluted EPS reflects the potential dilution that would occur if securities, or other contracts to issue common stock, were exercised for which the market price of the common shares exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds. The additional shares of common stock converted would then share in the earnings of the entity.

                  There were 2,840,000 common stock options outstanding as of December 31, 1999. As a result of the losses reported in the periods presented, these options, if exercised, would be antidilutive. Accordingly, Basic EPS and diluted earnings per share are the same as presented in the financial statements. The weighted-average number of shares used in the computation of per share data was 5,507,972 in 1998 and 9,435,216 in 1999.

                  H)       Income Taxes

                  Effective January 7, 1997, the Company applied for, and received approval to be taxed as an "S" Corporation for Federal and State income tax purposed. The effect of this election is that taxable results of operations and tax credits are reportable on the individual tax returns of the stockholders. Accordingly, for 1999 and 1998, no Federal Corporate income taxes have been provided in these financial statements. However, a provision for the minimum corporate state taxes has been included.

                  The Company intends to follow Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" when either operations achieve profitability or the realization of net operating loss benefits can more readily be measured, whichever occurs first.

                  I)       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from estimates.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 2   FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE

                  Office equipment and software consist of the following:

                     Office Equipment                               $  45,666
                     Software                                           5,394
                                                                    ---------
                                                                       51,060
                     Less:  Accumulated Depreciation                  (20,763)
                                                                    ---------
                          Net Book Value                            $  30,297
                                                                    ---------

                  Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $19,677 and $9,359, respectively.

                  Other Assets and Organization costs consist of the following:

                      Organization Costs                            $   5,850
                      Less:  Accumulated Depreciation                  (2,287)
                                                                    ---------
                           Net Book Value                           $   3,563
                                                                    ---------

                  Amortization expense for the years ended December 31, 1999 and 1998 amounted to $1,170 for each period.

NOTE 3            EMPLOYMENT AGREEMENTS

                  The Company executed two employment contracts on May 28, 1999 with certain senior executives for future services that vary in length for periods of up to five years. Each employment contract will call for a base salary of $115,000 with annual increases of 7% per annum. The contracts also include options to purchase 10,000 shares of the Company's common stock at a 20% discount off the maximum price per share in the Company's next private placement. Additionally, the employment contract also includes a one-time signing bonus equal to $30,000 payable as follows: $10,000 within 30 days of signing the contract, and the balance of $20,000 payable upon the Company attaining 10,000 subscribers for a period of two consecutive months.

NOTE 4            NOTES PAYABLE

                  A) On February 1, 1998, the Company issued two promissory notes in the principal amount of $125,000, payable to Saki Dodelson (President) and Susan Gertler (Vice-President), aggregating $250,000. The notes bear interest at an annual rate of 9%, payable monthly. Principle repayment will be deferred until the gross annual sales of the Company reach $1,000,000; at which point the Company will repay $15,000 of principle on each note annually. The accrued interest payable on these notes aggregated $30,025 through December 31, 1999.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 4            NOTES PAYABLE
(Continued)

                  B) On August 31, 1999, the Company entered into a bridge financing agreement aggregating $500,000 (the "Note"). The note bears interest at 8% per annum, matures on January 19, 2000, and is secured by all assets and properties owned by the Company. Additionally, in consideration for such financing, the Company issued 100,000 shares of its $.0001 par value common stock of $10.0 per share. The Company recorded a $1,000,000 commission expense in connection with the financing agreement. Additionally, in connection with the placement of such financing, the Company also paid a one-time fee of $50,000 to Robb Peck McCooey Clearing Corporation and issued 50,000 warrants at an exercise price of $.10 per share. This transaction was with an unrelated third party.

                  C) On December 14, 1999, and December 21, 1999, the Company issued two convertible promissory notes in the principal amount of $500,000 each, aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature on December 14, 2000 and December 21, 2000, respectively. Interest and principal will be paid at maturity. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. The Company recorded a one-time interest expense of $250,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance was $3.75 and $5.00 per common share on December 14, 1999 and December 21, 1999, respectively.

                 Long Term Debt consists of the following:

                                                         Total          Long Term       Current
                                                         -----          ---------       -------
                 A)  Notes Payable - Officers            $ 250,000       $220,000        $30,000

                 B)  Bridge Financing (Paid off
                           January 2000)                   500,000             --        500,000

                 C)  Convertible Promissory Notes        1,000,000             --      1,000,000
                                                       -----------       --------    -----------
                                                       $ 1,750,000       $220,000    $ 1,530,000
                                                       ===========       ========    ===========

                  At December 31, 1999, the aggregate of amount of required payments on long-term debt was as follows:

                                              2000           $ 1,530,000
                                              2001                30,000
                                              2002                30,000
                                              2003                30,000
                                              2004                30,000
                                        Thereafter               100,000
                                                             -----------
                 Total Payments                              $ 1,750,000
                                                             ===========

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 5            LOANS AND EXCHANGES

                  Certain officers advanced the Company funds. Such advances bore no interest and had no definite repayment terms. At January 1, 1999, these advances amounted to $79,827. During 1999, $56,596 was repaid in cash and the difference of $23,231 was contributed to additional paid-in-capital.

NOTE 6            CAPITAL STOCK

                  Effective March 29, 1999, the Board of Directors declared a reverse stock split of one thousand shares of common stock for one common share of the Company's common stock. The effect of the reverse stock split was to reduce the total outstanding common shares to 7,972. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis, for all periods presented.

                  The Company is currently authorized to issue 50,000,000 shares of its common stock, $.0001par value. As of December 31, 1999, there were 10,071,437 shares of common stock issued and outstanding.

                  The Company has 5,000,000 authorized shares of preferred stock, $.0001 par value. The Company presently has no issued and outstanding preferred stock.

                  On March 30, 1999, the Company completed a private placement offering of 4,400,000 shares of its common stock for an aggregate price of $44,000.

                  In July 1999, the Company issued 33,465 shares of its common stock to seven persons at $7.50 per share, in settlement of any claims such persons may have against the Company. The Company increased its expenses and paid-in-capital by $250,988.

                  In August 1999, the Company issued 5,500,000 shares of its common stock, $.0001 par value, in exchange for all the outstanding stock of S&S Plus, Inc. The consolidated financial statements have been restated to reflect the effect of the acquisition of S&S Plus, Inc.

                  On August 19, 1999, the Company purchased the domain name "www.Lessonstop.org", and its subscriber list, in exchange for 20,000 shares of common stock, $.0001 par value per share at a fair market value of $7.75 per share for an aggregate amount of $155,000. The Company did not assume any liabilities or obligations relating to the purchased assets.

                  On August 31, 1999, the Company entered into a bridge financing agreement aggregating $500,000 (the "Note"), see Subsequent Events (Note 14). The note bears interest at 8% per annum, matures on January 19, 2000, and is secured by all assets and properties owned by the Company. Additionally, in consideration for such financing, the Company issued 100,000 shares of its $.0001 par value common stock of $10.0 per share. The Company recorded a $1,000,000 commission expense in connection with the financing agreement.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 6            CAPITAL STOCK
(Continued)

                  Additionally, in connection with the placement of such financing, the Company also paid a one-time fee of $50,000 to Robb Peck McCooey Clearing Corporation and issued 50,000 warrants at an exercise price of $.10 per share with a deemed fair market value of $25,500, which expire December 31, 2004.

                  In September 1999, the Company issued 10,000 shares of its common stock at $10.00 per share for consulting services rendered. The Company increased its expense and paid-in-capital by $100,000.

                  On September 28, 1999, the Company purchased all the worldwide rights, title, interest and goodwill from a partnership composed of R L Ingenious, Inc., and ETC Ingenious Holdings, Inc., for an aggregate purchase price of $50,000. The asset is an interactive multimedia educational tool consisting of a data base of over 1,500 news stories and encompasses two full CD's. The Company did not assume any of the liabilities or obligations relating to the purchased assets.

NOTE 7            FRESH-START REPORTING

                  Youthline USA, Inc's. Reorganization Plan under Chapter 11 was confirmed by the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The formal confirmation was entered in January 1996 and the court consummated the reorganization plan on September 24, 1999.

                  As a result of the confirmation of the Reorganization Plan, the Company implemented fresh-start reporting as of January 1996. Under the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganizations under the Bankruptcy Code", the Company was required to adopt fresh-start reporting upon emergence from Chapter 11 that resulted in a new reporting entity with no retained earnings or accumulated deficit as of January 1996.

                  The Company's Consolidated Balance Sheet as of December 31, 1999 was prepared as if the Company was a new reporting entity at January 1996 and reflects certain reorganization adjustments in 1996 that include the restatement of assets and liabilities to approximate fair value and the discharge of outstanding liabilities relating to creditor claims against the Company, which have been satisfied primarily by additional funding through bridge capital. The Company's total secured and unsecured debts resulting from the bankruptcy aggregated $132,033. As of October 11, 1999, the Company has satisfied all debts.

NOTE 8            FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used to estimate the fair value of financial instruments:

                  Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 8            FAIR VALUE OF FINANCIAL INSTRUMENTS
(Continued)
                  Accounts Receivable and Accounts Payable. The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

                  Short-Term and Long-Term Debt. The carrying amount of the revolving credit facility approximates fair value. The carrying amounts of the Company's financial instruments at December 31, 1999 approximate fair value with the exception of the interest rate swap agreement.

NOTE 9            INCOME TAXES

                  As of December 31, 1998 the Company has no available unused Federal and State net operating loss carry forwards that may be applied against future taxable income. Further, since S & S Plus, Inc was a sub chapter S Corporation prior to the reverse acquisition, the net operating losses are passed through to the former stockholders of S & S Plus, Inc., and therefore cannot be utilized by the Company. Accordingly, no deferred tax benefit has been recorded in the consolidated statements of operations.

NOTE 10           SECURED AND UNSECURED CREDITORS

                  The Company set up a provision of $132,033 for secured and unsecured creditors, in accordance with the filing of the bankruptcy. Ult-I-Med Health Centers, Inc., incurred this liability prior to December 31, 1996. The liability was satisfied in October 1999. The current outstanding balance is zero.

NOTE 11           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a five-year lease agreement with United Securities Services, Inc. The lease currently calls for monthly rental of $3,515 for approximately 2,280 square feet of office space located in Lakewood, New Jersey.

                  At December 31, 1999, the Company is committed to total minimum rental under all noncancellable operating leases of $200,355. Generally, these leases include additional charges for tax escalation and other expenses. The minimum future rental commitments are payable at $42,180 per year for five years.

NOTE 12           WARRANTS

                  As of December 31 1999, warrants consisted of the following:

                                       Warrants Outstanding             Exercise Price       Date of Expiration
                                       --------------------             --------------       ------------------
                                                 450,000                        $1.0          December 31, 2004
                                                 590,000                        $3.0          December 31, 2004
                                               1,050,000                        $5.0          December 31, 2004
                                                 350,000                        $7.0          December 31, 2004
                                                 350,000                         $10          December 31, 2004
                                                  50,000                        $.10          December 31, 2004

                 Total                         2,840,000

                                      F-15

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 12           WARRANTS
(Continued)

                  As of December 31, 1999, no warrants have been exercised. All of the outstanding warrants are restricted subject to Rule 144 of the act.

                  The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" to account for warrants issued to its employees. Under APB No. 25, when the exercise price of the Company's warrants issued to its employees are less than the fair value price of the underlying stock at the date of the grant, than compensation will be recognized by the Company. The Company had granted 450,000 warrants to certain key employees at exercise prices that were below the fair value of the underlying stock. Accordingly, the Company recorded stock-based compensation of $900,000 for the year ended December 31, 1999 based upon the intrinsic value of the options at the grant date. No stock warrants were issued in 1998.

                  Pro forma information regarding earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its warrants under the fair value method of that statement. In 1999, the fair market value of these warrants was estimated at the date of the grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for 1999: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor for the expected market price of the Company's common stock of 54.31%; and a weighted average expected life of the option of four years.

                  The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions included the expected stock price volatility. Because the Company's stock options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. During the year ended December 31, 1999 the Company recorded $900,900 in stock-based compensation on the 990,000 warrants outstanding issued to consultants.

                  In accordance with the provision of SFAS #123, the Company applies APB No. 25 and related interpretations in accounting for stock warrants issued to its employees, and, accordingly, does not recognize compensation costs for warrants with an exercise price greater then the fair value of common shares at the time of the grant. However, if the Company had elected to recognize compensation costs based on the fair value of the warrants granted at grant date as prescribed by SFAS #123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                                                      1999              1998
                                                  -------------     ------------
                   Net Loss - as reported         $ (4,525,603)     $  (322,351)
                   Net Loss - pro forma           $ (5,834,603)     $  (322,351)
                   Loss Per Share - as reported   $       (.48)     $      (.54)
                   Loss Per Share - pro forma     $       (.61)     $      (.54)

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 12           WARRANTS
(Continued)

                  The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                   Expected dividend yield                              0.0%
                   Expected stock price volatility                    54.31%
                   Risk free interest rate                              6.5%

                  The expected life of the options is 4 years, and they are immediately exercisable upon issuance without restrictions.

                  The weighted average fair value of options granted during 1999 is $5.22 per share.

NOTE 13           FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

                  The Company maintained approximately $472,720 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 14           SUBSEQUENT EVENTS

                  On January 7, 2000, the Company repaid the $500,000 bridge financing note with interest of 8.0%.

                          Independent Auditors' Report

To the Board of Directors and Shareholders YouthLine USA, Inc.

We have audited YouthLine, USA, Inc's. (the "Company") statements of operations, shareholders' equity (deficit) and cash flows for the period January 1, 1999 through August 16, 1999 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of YouthLine USA. Inc referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 1999 through August 16, 1999 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.





Michael C. Finkelstein & Co.

Morganville, New Jersey
Certified Public Accountant
February 22, 2000

                               YOUTHLINE USA, INC.
                             (DEBTOR IN POSSESSION)
                             STATEMENTS OF EXPENSES
           FOR THE PERIOD JANUARY 1, 1999 THROUGH AUGUST 16, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998



   Administrative Expenses          $       --   $    1,484
                                    ----------   ----------

     Net Loss                               --       (1,484)
                                    ==========   ==========
Loss per Common Share               $       --   $    (0.18)
                                    ==========   ==========

Common Shares Outstanding                8,200        8,200
                                    ==========   ==========


The accompanying notes are an integral part of the financial statements

                               YOUTHLINE USA, INC.
                             (DEBTOR IN POSSESSION)
                   STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                            Common Stock             Capital
                                             Number of     Par     in Excess of   Accumulated    Total
                                             --------    --------  ------------   -----------   --------
Balance at December 31, 1997                    8,200    $      1    $ 16,269             --    $ 16,270
     Net Loss for Period                           --          --          --         (1,486)     (1,486)
                                             --------    --------    --------       --------    --------
Sub-Total                                       8,200           1      16,269         (1,486)     14,784
     Reverse Merger - Recapitalization (1)     (8,200)         (1)    (16,269)         1,486     (14,784)
                                             --------    --------    --------       --------    --------
Balance at December 31, 1998                       --          --          --             --          --
     Net Loss for Period                           --          --          --             --          --
                                             --------    --------    --------       --------    --------
Balance at December 31, 1999                       --    $     --    $     --       $     --    $     --
                                             ========    ========    ========       ========    ========

(1) To restate Common Stock and accumulated deficit of the Company in order to recapitalize the stockholders' equity as a result of the reverse acquisition on August 16, 1999. Therefore, the Common Stock of S & S Plus, Inc. with No Par Value, 1,000 shares authorized and issued is replaced with the Common Stock of Youthline USA, Inc. with $.0001 Par Value, 50,0000,000 shares authorized, 5,500,000 shares issued and outstanding, including 8,200 shares of Common Stock resulting from the reverse stock split. Accordingly, there were 5,508,200 shares of Common Stock issued and outstanding as of December 31, 1999.

    The accompanying notes are an integral part of the financial statements

                               YOUTHLINE USA, INC.
                             (DEBTOR IN POSSESSION)
                            STATEMENTS OF CASH FLOWS
           FOR THE PERIOD JANUARY 1, 1999 THROUGH AUGUST 16, 1999 AND
                       FOR THE YEAR ENDED DECEMBER 31,1998

                                                           1999        1998
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES;

     NET LOSS FROM OPERATIONS                           $      --    $  (1,484)
                                                        ---------    ---------
       NET CASH USED BY OPERATIONS                             --       (1,484)
                                                        ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of Secured Debts                         (132,033)          --
      Contribution to Paid in Capital                     143,639           --
                                                        ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          11,606           --
                                                        ---------    ---------
 Net Increase (Decrease) in Cash and Cash Equivalents      11,606       (1,484)
 Cash and Cash Equivalents at Beginning of Year               220        1,704
                                                        ---------    ---------

 Cash and Cash Equivalents at End of Year               $  11,826    $     220
                                                        =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash Paid During the Period for
        Interest                                        $      --    $     263
                                                        =========    =========
        Income Taxes                                    $      --    $      --
                                                        =========    =========

     The accompanying notes are an integral part of the financial statements

                               YOUTHLINE USA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  PRINCIPLES

                  A)       Background

                  YouthLine USA, Inc. (the "Company") was incorporated on July 27, 1999 pursuant to the laws of the State of Delaware as the successor to Ult-I-Med Health Centers, Inc., a Utah corporation ("Ult-I-Med"), which was incorporated in 1983 under the laws of the State of Utah (originally under the name Picadilly Technology, Inc.). The Company was organized to effectuate a reincorporation of Ult-I-Med with and into the Company on August 16, 1999.

                  Ult-I-Med was originally organized to engage in the mining of metalliferous chemicals. In 1988, Ult-I-Med ceased such activities and began engaging in the business of owning and operating camping and recreation facilities. In 1991, Ult-I-Med ceased such activities and began engaging in the business of owning and operating supervised primary care, health and rehabilitation centers. In January 1996, Ult-I-Med filed a Chapter 11 bankruptcy petition. Ult-I-Med liquidated all of its assets and its plan of reorganization was filed with the court in February 1998. All of Ult-I-Med debts were paid subsequent to June 30, 1999, and the court entered a final decree on September 24, 1999. The Company has not engaged in any operations since 1996, and has been inactive during 1999 and 1998.

NOTE 2            CAPITAL STOCK

                  Effective March 29, 1999, the Board of Directors declared a reverse stock split of one thousand shares of common stock for one common share of the Company's common stock. The effect of the reverse stock split was to reduce the total outstanding common shares to 8,200. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis, for all periods presented.

                  The Company is currently authorized to issue 50,000,000 shares of its common stock, $.0001 par value. As of December 31, 1999 and 1998 there were 8,200 shares of common stock outstanding, after the 1,000 to one reverse stock split. Effective December 31, 1999, there were 10,071,556 shares of common stock issued and outstanding.

                  The Company has 5,000,000 authorized shares of preferred stock, no par value. The Company presently has no issued and outstanding preferred stock.

                               YOUTHLINE USA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3            FRESH-START REPORTING

                  The Company's Reorganization Plan under Chapter 11 was confirmed by the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The formal confirmation was entered in January 1996 and the court consummated the reorganization plan on September 24, 1999. As a result of the confirmation of the Reorganization Plan, the Company implemented fresh-start reporting as of January 1996. Under the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganizations under the Bankruptcy Code", the Company was required to adopt fresh-start reporting upon emergence from Chapter 11 that resulted in a new reporting entity with no retained earnings or accumulated deficit as of January 1996 accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

                  The Bankruptcy court confirmed the Company's plan of reorganization in January 1996. It was determined that the Company did not have any assets as of the confirmation date, and the prior management contributed the necessary funds to pay off its post petition liabilities.

                  The Company's total secured and unsecured debts aggregated $132,033. As of October 11, 1999, the Company satisfied all such debts.

NOTE 4            MERGER AND RECAPITALIZATION

                  In August 1999, the Company acquired all of the outstanding capital stock of S&S Plus, Inc., a wholly-owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors. This exchange will be accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of the S & S Plus, Inc. will own a majority of the outstanding stock of the Company after the acquisition. Accordingly, the combination of the two companies will be recorded as recapitalization of shareholders' equity of S & S Plus, Inc., pursuant to which S & S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of S & S Plus, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    YOUTHLINE USA, INC.


                                    By:
                                         ---------------------------------------
                                          Name:     Saki Dodelson
                                          Title:    President,
                                                    Treasurer, Principal
                                                    Executive/ Financial
                                                    and Accounting Officer
                                                    and Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                              Title                           Date

/s/ JACOB Y. "ROCKY" STEFANSKY    Chairman of the                 April 28, 2000
------------------------------    Board of Directors
Jacob Y. "Rocky" Stefansky


/s/ SAKI DODELSON                 President, Treasurer,           April 28, 2000
------------------------------    Principal Executive/Financial
Saki Dodelson                     and Accounting Officer
                                  and Director

/s/ SUSAN GERTLER                 Vice President, Secretary       April 28, 2000
------------------------------    and Director
Susan Gertler


/s/ EMANUEL YARMISH               Director                        April 28, 2000
------------------------------
Emanuel Yarmish

/s/ DAVID STEFANSKY               Director                        April 28, 2000
------------------------------
David Stefansky

/s/ ASHER LOW                     Director                        April 28, 2000
------------------------------
Asher Low