Form 10QSB
period 2000-03-31
YOUTHLINE USA INC
filed 2000-05-19
CIK 1095930

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________
Commission file number 0-28725
                       -------

                               YOUTHLINE USA, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       22-3674998
------------------------------------------------          -------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                                Identification No.)

                               4581 U.S. Highway 9
                               Howell, New Jersey
                               ------------------
                    (Address of principal executive offices)

                                      07731
                                      -----
                                   (Zip Code)

                                 (732) 886-0833
                                 --------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of April 30, 2000: 10,071,665

                                TABLE OF CONTENTS
                                -----------------

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of
  March 31, 2000 (unaudited) and December 31, 1999 . . . . . . . . . .     2-3

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2000 and 1999 (unaudited). . . . . . . . . . . . . .      4

Consolidated Statements of Stockholders' Equity for the Three Months
  Ended March 31, 2000 and 1999 (unaudited). . . . . . . . . . . . . .      5

Consolidated Statements of Cash Flows for Three Months
  Ended March 31, 2000 and 1999(unaudited) . . . . . . . . . . . . . .      6

Notes to the Financial Statements  . . . . . . . . . . . . . . . . . .     7-14

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . . . .    15-17

Part II. OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

Schedule 27. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 2000, the related consolidated statements of operations, and cash flows for the three months ended March 31, 2000 and 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The consolidated results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Commission.

                                           YOUTHLINE USA, INC.
                                        CONSOLIDATED BALANCE SHEET

                                                  ASSETS
                                                                                   March 31,   December 31,
                                                                                     2000          1999
                                                                                  ----------   ----------
                                                                                  (unaudited)
CURRENT ASSETS:
   Cash                                                                           $   84,829   $  572,720
   Accounts Receivable                                                               616,000       91,542
   Prepaid Expenses                                                                    5,400       20,753
                                                                                  ----------   ----------
      TOTAL CURRENT ASSETS                                                           706,229      685,015
                                                                                  ----------   ----------
FIXED ASSETS
   Office equipment and software (net of
     accumulated depreciation of $39,529 and $35,071, respectively)                  170,586      107,795
                                                                                  ----------   ----------
OTHER ASSETS
   Organization costs (net of
     accumulated amortization of $2,871 and $2,578, respectively)                      2,979        3,272
     Intangible Assets - Trademarks, Goodwill and Customer Lists
         (Net of accumulated amortization of $23,250 and $13,000, respectively)      181,750      192,000
                                                                                  ----------   ----------

      TOTAL OTHER ASSETS                                                             184,729      195,272
                                                                                  ----------   ----------

     TOTAL ASSETS                                                                 $1,061,544   $  988,082
                                                                                  ==========   ==========

                 See accompanying notes to financial statements


                                      YOUTHLINE USA, INC.
                                  CONSOLIDATED BALANCE SHEET

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,     December 31,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (unaudited)

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                            $   616,441    $   203,938
   Unearned Revenue                                                     376,572         76,180
   Current Portion of Notes Payable                                   1,000,000      1,530,000
   Loans and Exchanges                                                  120,000             --
                                                                    -----------    -----------

      TOTAL CURRENT LIABILITIES                                       2,113,013      1,810,118
                                                                    -----------    -----------
LONG TERM LIABILITIES
  Notes Payable                                                       1,250,000        220,000
                                                                    -----------    -----------

      TOTAL LONG TERM LIABILITIES                                     1,250,000        220,000
                                                                    -----------    -----------

      TOTAL LIABILITIES                                               3,363,013      2,030,118
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 Par Value, 5,000,000 Shares Authorized,
  No Shares Outstanding                                                      --             --
   Common Stock, $.0001 par value, 50,000,000 Shares                      1,007          1,007
   Authorized; 10,071,665 shares issued and outstanding
   Additional Paid In Capital                                         5,602,195      4,244,195

(Deficit)                                                            (7,904,671)    (5,287,238)
                                                                    -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                                     (2,301,469)    (1,042,036)
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,061,544    $   988,082
                                                                    ===========    ===========


                 See accompanying notes to financial statements


                                       YOUTHLINE USA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                           (UNAUDITED)


                                                                        2000            1999
                                                                    ------------    ------------
NET SALES                                                           $    263,502    $      5,692
                                                                    ------------    ------------
OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and Amortization,
     shown separately below)                                             479,976          26,826
  Payroll and Related Costs                                              421,479           4,319
  Consulting Services                                                     56,837              --
  Selling Expenses                                                       305,579          17,448
  Professional Fees                                                       30,075           3,700
  General and Administrative                                             175,522          24,555
  Depreciation and Amortization                                           15,001           1,477
                                                                    ------------    ------------

  TOTAL OPERATING EXPENSES                                             1,484,469          78,325
                                                                    ------------    ------------

     Loss from operations before provision for income taxes           (1,220,967)        (72,633)
                                                                    ------------    ------------

OTHER INCOME AND EXPENSES

  Interest Expense (Net of Interest Income of $2,876 in 2000
     and $0 in 1999)                                                   1,396,266           3,750
                                                                    ------------    ------------

     Loss before provision for Income Taxes                           (2,617,233)        (76,383)
                                                                    ------------    ------------

PROVISION FOR STATE INCOME TAX                                               200             200
                                                                    ------------    ------------

     Net Loss                                                       $ (2,617,433)   $    (76,583)
                                                                    ============    ============

Net Loss per Common Share (Basic and Diluted)                       $      (0.26)   $      (0.01)
                                                                    ============    ============

Weighted Average Common Shares Outstanding                            10,071,665       5,508,200
                                                                    ============    ============


                 See accompanying notes to financial statements


                                                 YOUTHLINE USA, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                     (UNAUDITED)


                                                      Common Stock           Capital     Accumulated
                                                Number of        Par       in excess of    Deficit         Total
                                                ----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999                    10,071,665   $     1,007   $ 4,244,195   $(5,287,238)   $(1,042,036)

     Convertible Notes - Beneficial Interest            --            --     1,358,000            --      1,358,000

     Net Loss for Period                                --            --            --    (2,617,433)    (2,617,433)
                                                ----------   -----------   -----------   -----------    -----------

Balance at March 31, 2000                       10,071,665   $     1,007   $ 5,602,195   $(7,904,671)   $(2,301,469)
                                                ==========   ===========   ===========   ===========    ===========


Balance at December 31, 1998                     5,508,200   $       551   $   118,212   $  (500,238)   $  (381,475)

     Net Loss for Period                                --            --            --       (76,583)       (76,583)
                                                ----------   -----------   -----------   -----------    -----------

Balance at March 31, 1999                        5,508,200   $       551   $   118,212   $  (576,821)   $  (458,058)
                                                ==========   ===========   ===========   ===========    ===========

                 See accompanying notes to financial statements


                                 YOUTHLINE USA, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                     (UNAUDITED)


                                                               2000           1999
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS FROM OPERATIONS                              $(2,617,433)   $   (76,583)

     Adjustments to reconcile net loss from operations
     to net cash used by operating activities:
       Depreciation and Amortization Expense                    15,001          1,477
       Interest Expense - Beneficial Conversion Interest     1,358,000
       Increase in Accounts Receivables                       (524,458)            --
       Decrease in Prepaid Expenses                             15,353             --
       Increase in Accounts Payable and Accrued Expenses       412,503          3,902
       Increase in Unearned Revenues                           300,392          1,771
                                                           -----------    -----------

       NET CASH USED BY OPERATIONS                          (1,040,642)       (69,433)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Office Equipment                              (67,249)            --
     Repayment of Notes Payable                               (500,000)            --
                                                           -----------    -----------

       NET CASH USED BY INVESTING ACTIVITIES:                 (567,249)            --
                                                           -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in Loans and Exchanges                           120,000         64,974
     Issuance of Convertible Promissory Notes                1,000,000             --
                                                           -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES             1,120,000         64,974
                                                           -----------    -----------

 Net Increase in Cash and Cash Equivalents                    (487,891)        (4,459)

 Cash and Cash Equivalents at Beginning of Year                572,720           (738)
                                                           -----------    -----------

 Cash and Cash Equivalents at End of Year                  $    84,829    $    (5,197)
                                                           -----------    -----------
 SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash Paid During the Period for
       Interest                                            $    18,160    $        --
                                                           ===========    ===========
       Income Taxes                                        $       580    $       200
                                                           ===========    ===========

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited financial statements of Youthline USA, Inc. (the "Company") as of March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

NOTE 2    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          PRINCIPLES

          REVERSE ACQUISITION

          In August 1999, the Company acquired all of the outstanding capital stock of S& Plus, Inc., a wholly owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors.

          This exchange has been accounted for as a reverse acquisition, since the former owners of S&S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc. after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S&S Plus, Inc., pursuant to which S&S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S&S Plus, Inc.

          A) DESCRIPTION OF BUSINESS

          The Company, through its wholly owned subsidiary, S&S Plus, Inc., publishes YOUTHLINE USA, a weekly newspaper and a monthly magazine written and designed for children ages 8 through 13. In every respect, it is similar to an adult newspaper, except that it is written at the children's level and it filters out news that is not age appropriate. It is designed to attract and engage the attention of children within this age range.

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

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 2    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          PRINCIPLES
(Continued)

          B) CONSOLIDATED FINANCIAL STATEMENTS

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

          C) CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          D) ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

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

          E) FIXED ASSETS

          Computer equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years. The costs of additions and betterment are capitalized, repairs and maintenance costs are charged to general and administrative expenses. Organization costs are amortized over a period of five years on a straight-line basis.

          Intangible assets represents the purchase price at fair market value of trademarks, goodwill and customer lists. Intangible assets are being amortized over a period of five years using the straight-line method. The amortization expense for the three months ended March 31, 2000 was $10,250. At March 31, 2000, accumulated amortization was $23,250.

          F) EARNINGS PER SHARE

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

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 2    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          PRINCIPLES
(Continued)

          Diluted EPS reflects the potential dilution that would occur if securities, or other contracts to issue common stock, were exercised for which the market price of the common shares exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds. The additional shares of common stock converted would then share in the earnings of the entity.

          There were 2,940,000 common stock options/warrants outstanding as of March 31, 2000. As a result of the losses reported in the periods presented, these options, if exercised, would be antidilutive. Accordingly, Basic EPS and diluted earnings per share are the same as presented in the financial statements. The weighted-average number of shares used in the computation of per share data was 10,071,665 in 2000 and 5,508,200 in 1999.

          G) INCOME TAXES

          The Company intends to follow Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" when either operations achieve profitability or the realization of net operating loss benefits can more readily be measured, whichever occurs first.

          H) USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from estimates.

NOTE 3    FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE

          Office equipment and software consist of the following:

             Office Equipment and Software                     $   210,115
             Less:  Accumulated Depreciation                       (39,529)
                                                               -----------
                Net Book Value                                 $   170,586
                                                               ===========

          Depreciation expense for the three months ended March 31, 2000 and 1999 amounted to $4,458 and $1,194, respectively.

          Other Assets and Organization costs consist of the following:

             Organization Costs                                $     5,850
             Less:  Accumulated Depreciation                        (2,871)
                                                               -----------
                Net Book Value                                 $     2,979
                                                               ===========

          Amortization expense for the three months ended March 31, 2000 and 1999 amounted to $293 for each period.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4    EMPLOYMENT AGREEMENTS

          The Company executed two employment contracts on May 28, 1999 with certain senior executives for future services that vary in length for periods of up to five years. Each employment contract will call for a base salary of $115,000 with annual increases of 7% per annum. The contracts also include options to purchase 10,000 shares of the Company's common stock at a 20% discount off the maximum price per share in the Company's next private placement. Additionally, the employment contract also includes a one-time signing bonus equal to $30,000 payable as follows: $10,000 within 30 days of signing the contract (this amount has been paid), and the balance of $20,000 payable upon the Company attaining 10,000 subscribers for a period of two consecutive months. The Company accrued the balance of the signing bonus amounting to $40,000 as of March 31, 2000.

NOTE 5    NOTES PAYABLE

          A) On February 1, 1998, the Company issued two promissory notes in the principal amount of $125,000, payable to Saki Dodelson (President) and Susan Gertler (Vice-President), aggregating $250,000. The notes bear interest at an annual rate of 9%, payable monthly. Principle repayment will be deferred until the gross annual sales of the Company reach $1,000,000; at which point the Company will repay $15,000 of principle on each note annually. The accrued interest payable on these notes aggregated $28, 150 through March 31, 2000.

          B) On August 31, 1999, the Company entered into a bridge financing agreement aggregating $500,000 (the "Note"). The note bears interest at 8% per annum, matures on January 19, 2000, and is secured by all assets and properties owned by the Company. The note was repaid in January 2000.

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

          D) During the first quarter ending March 31, 2000, the Company issued several convertible promissory notes aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature one year from the date of issuance. Interest and principal will be repaid at maturity. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. The Company recorded a one-time interest expense of $1,378,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance ranged between $10.69 and $12.13 per common share.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 5    NOTES PAYABLE
(Continued)

          Long Term Debt consists of the following:

                                                     Total        Long Term       Current
                                                     -----        ---------       -------
          A)  Notes Payable - Officers            $  250,000     $  250,000     $       --

          B)  Convertible Promissory Notes         1,000,000      1,000,000             --

          C)  Convertible Promissory Notes         1,000,000             --      1,000,000
                                                  ----------     ----------     ----------

                                                  $2,250,000     $1,250,000     $1,000,000
                                                  ==========     ==========     ==========

          At March 31, 2000, the aggregate of amount of required payments on long-term debt was as follows:

                                   2000                          $1,030,000
                                   2001                              30,000
                                   2002                              30,000
                                   2003                              30,000
                                   2004                              30,000
                             Thereafter                             100,000
                                                                 ----------
          Total Payments                                         $1,250,000
                                                                 ==========

NOTE 6    LOANS AND EXCHANGES

          Certain officers advanced the Company funds. Such advances bore no interest and had no definite repayment terms. At March 31, 2000, these advances amounted to $120,000, which were subsequently repaid in April 2000.

NOTE 7    CAPITAL STOCK

          The Company is currently authorized to issue 50,000,000 shares of its common stock, $.0001par value. As of March 31, 2000, there were 10,071,665 shares of common stock issued and outstanding.

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

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 8    FAIR VALUE OF FINANCIAL INSTRUMENTS
(Continued)

          Accounts Receivable and Accounts Payable. The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

          Short-Term and Long-Term Debt. The carrying amount of the revolving credit facility approximates fair value. The carrying amounts of the Company's financial instruments at March 31, 2000 approximate fair value with the exception of the interest rate swap agreement.

NOTE 9    INCOME TAXES

          As of December 31, 1999 the Company had $6,322,781 in available unused Federal and State net operating loss carry forwards that may be applied against future taxable income. These losses will expire over a period of twenty years.

          The Company intends to follow Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" when either operations achieve profitability or the realization of net operating loss benefits can more readily be measured, whichever occurs first.

NOTE 10   COMMITMENTS AND CONTINGENCIES

          The Company entered into a five-year lease agreement with United Securities Services, Inc. The lease currently calls for monthly rental of $3,515 for approximately 2,280 square feet of office space located in Lakewood, New Jersey.

          At March 31, 2000, the Company is committed to total minimum rental under all noncancellable operating leases of $189,810. Generally, these leases include additional charges for tax escalation and other expenses. The minimum future rental commitments are payable at $42,180 per year for five years.

NOTE 11   WARRANTS

          As of March 31, 2000, warrants consisted of the following:

                Warrants Outstanding     Exercise Price       Date of Expiration
                --------------------     --------------       ------------------

                     450,000                $ 1.00             December 31, 2004
                     590,000                $ 3.00             December 31, 2004
                   1,050,000                $ 5.00             December 31, 2004
                     350,000                $ 7.00             December 31, 2004
                     350,000                $10.00             December 31, 2004
                      50,000                $  .10             December 31, 2004
                     100,000                $14.63             March 31, 2003
                   ---------
         Total     2,940,000
                   =========

                  As of March 31, 2000, no warrants have been exercised. All of the outstanding warrants are restricted subject to Rule 144 of the act.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 11   WARRANTS
(Continued)

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

                                          December 31, 1999    December 31, 1998
                                          -----------------    -----------------

          Net Loss - as reported            $ (4,787,000)         $(322,351)
          Net Loss - pro forma              $ (5,834,603)         $(322,351)
          Loss Per Share - as reported      $       (.48)         $    (.54)
          Loss Per Share - pro forma        $       (.61)         $    (.54)

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 11   WARRANTS
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

          The weighted average fair value of options granted during 1999 and 2000 is $5.22 and $5.06 per share, respectively.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former owners of S&S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc. after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S&S Plus, Inc., pursuant to which S&S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S&S Plus, Inc.

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

The Company, through its wholly owned subsidiary, S&S Plus, Inc., publishes YOUTHLINE USA, a weekly newspaper written and designed for children ages 8 through 13. Youthline USA makes sure all content is age-appropriate and is designed to attract and engage the attention of children within this age range. Id addition, the web site offers curriculum tools for educators, including curriculum-based interactive activities and accountability tools for tracking student performance. The Company generates revenue through the sale of subscriptions (newspaper, magazine and on-line); advertisement space in print and on-line; and corporate sponsorships. Subscriptions can either be bulk subscriptions ordered by schools, or as individual subscriptions for children to read at home.

Paid subscriptions have increased dramatically over the previous year, and the Company has spent from May to December to set up effective sales and marketing departments to better reach schools and potential advertisers. Also, we currently send 661,000 free (requested) subscriptions to schools. We believe that this will attract advertisers and corporate sponsors. In addition, the Company has simultaneously been working on completing and marketing its website for schools. Management believes that the sale of website subscriptions to schools will be a significant source of revenue.

COMPONENTS

Through March 31, 2000 there were three sources of revenue:

        1) Sale of newspaper subscriptions

        An individual subscription costs $30.00 per year. Bulk subscriptions to schools cost $9.00 per subscription for 25 or more, and $7.00 per subscription for 50 or more. Schools that order both products receive a 10% discount.

        2) Advertisements - Companies can advertise either in the national newspaper ($18,000 per page) or the magazine ($25,000 per page) or in the regional editions (currently two - at $3,500 per page.)

        3) Website Subscriptions - A website subscription costs $12,000 per school per annum, or $5,000 per school per annum for bulk orders (entire districts, etc.).

        As of May 15, 2000 requested (non-paid) circulation was increased to 661,000 which management believes will significantly increase revenue from advertisements. In addition, management intends to sell subscriptions to its website, the first phase of which was completed on January 15, 2000 and the second phase is due to be completed on September 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

        Management anticipates that the continued increase in subscribers will increase advertising revenues and any future additional proceeds from financings will result in improved liquidity during the coming year. The Company does not have any plans that would materially affect its current demands and to the best of management's belief there are no events that would result in major increase or decreases in the Company's liquidity other than in the normal course of its operations. To date the Company has funded its operations and expansion through bridge financing, capital contribution and the sale of convertible promissory notes. The Company's potential sources of liquidity will be additional financings through the sale of convertible notes and credit facilitates with banks. At March 31, 2000, the Company's current assets consisted of $84,829 of cash, $616,000 of receivables and prepaid expenses of $5,400. At March 31, 2000 the current liabilities exceeded its currents assets by $1,406,784. Current debt consisted of two $500,000 convertible promissory notes due December 14, 2000 and December 21, 2000 and accounts payable and accrued expenses of $616,441, and $376,572 unearned revenue which will be recognized over the next three months. Long term debt consists of convertible promissory notes aggregating $1,000,000, and mature one year from the date of issuance, expiring during the first quarter of 2001. Management anticipates that it will satisfy its liquidity and capital requirements in the coming year through additional capital and funds generated by operations. As of May 15, 2000, approximately 70 schools subscribed to the Company's website with fees aggregating $672,000, which will be recognized over a period of six months to three years.

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999.

RESULTS OF OPERATIONS

In 1999 and 1998, the Company's main source of revenues were from the sale of newspaper subscriptions. Total revenues from subscriptions were $263,502 and $5,592 for the three months ended March 31, 2000 and 1999, respectively. The Company incurred net operating losses of $2,617,433 in 2000, compared to $76,383 in 1999. The losses incurred for the three months ended March 31, 2000 included $1,378,000 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes issued in the first quarter ending March 31, 2000. The Company incurred substantial costs for printing, reproduction, mailing and design of the newspaper during these periods. Additionally, the Company incurred substantial costs in marketing, advertising and payroll expense.

Revenues.

During the three months ended March 31, 2000, sales revenues increased $257,810, to $263,502 from $5,692 for the corresponding period in 1999. The increase was attributable to increased subscribers and advertising revenues and $239,000 in web subscriptions.

Cost of Goods Sold.

These costs include, but are not limited to printing and distribution costs. During the three months ended March 31, 2000 costs of goods sold was $479,976, an increase of $453,150 or 1,689% from the corresponding period in 1999. This increase was attributable to an increase in paid and unpaid subscriptions.

Net Losses and Unusual Charges.

The Company incurred a net loss from operations of $2,617,433, or $.26 per share as compared to a loss of $76,583, or $.01 per share in the comparable period in 1999. During the first quarter ending March 31, 2000, the Company recorded $1,378,000 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes issued in the first quarter ending March 31, 2000.

Operating Expenses.

Operating expenses during the three months ended March 31 2000 increased as follows: payroll costs increased $417,160 to $421,479 from $4,319 for the corresponding period in 1999. The increase was attributable to a substantial increase in the number of employees hired as support staff. Professional fees increased $26,375 to $30,075 (an increase of 713%) from $3,700 for the corresponding period in 1999. The increased professional fees were mainly legal and accounting fees relating to the reorganization of the Company. Selling expenses increased $281,131 to $305,579 (an increase of 1,651%) from $17,448 for the corresponding period in 1999. General & administrative costs increased $150,967 from $24,555 (an increase of 615%) for the corresponding period in 1999. The increase in selling expenses and general and administrative expenses is attributable to the continued investment in the Company's aggressive sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's business development and expansion.

Interest Expense.

Interest expense increased $1,392,516 to $1,396,266 for the three months ended March 31, 2000 from $3,750 for the corresponding period ending March 31, 1999. The increase is primarily associated with the increased borrowing used to fund the operations of the Company as well as its expansion.

Interest Income.

Interest income was $2,876 for the three months ended March 31, 2000 compared to $0 in 1999. This increase was attributable to higher average balances of invested cash and cash equivalents.

During the three months period that ended March 31, 2000, the Company increased its (non-paid) circulation to 661,000 subscriptions, which should significantly increase its revenues in the coming year. The Company, however, will continue to incur expenses attributable to the growth of its business and therefore, management cannot estimate the amount of losses it may incur in the future.

Income Taxes.

The Company incurred substantial losses form its inception through the current period. From inception to August 16, 1999, the Company operated as a Sub-Chapter S corporation. Accordingly, losses aggregating $1,300,493 generated during this period flowed through to the individual shareholders. Subsequent to the reorganization, losses aggregating $6,564,178 incurred by the Company will be utilized against future operating profits. However, as a result of the net operating losses sustained by the Company, a provision for corporate taxes was not required and deferred taxes will be recognized when the Company achieves profitability.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000                     Youthline USA, Inc..



                                         By: /s/ SAKI DODELSON
                                         --------------------------------
                                         Saki Dodelson, Chief Executive,
                                         Financial and Accounting Officer