Form 10QSB
period 2000-06-30
YOUTHLINE USA INC
filed 2000-08-18
CIK 1095930

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . .to . . . . . .
Commission file number . . . . . . . . . . . . . . 0-28725

                               Youthline USA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-3674998
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                               4581 U.S Highway 9
                               Howell, New Jersey
                    ----------------------------------------
                    (Address of principal executive offices)

                                      07731
                                   ----------
                                   (Zip Code)

                                 (732) 886-0833
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

Yes [X]  No [ ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of July 31, 2000: 12,499,165

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of
  June 30 2000 (unaudited) and 1999 . . . . . . . . . . . . . .            2-3

Consolidated Statements of Operations for the Six Months
  June 30 2000 (unaudited) and 1999 . . . . . . . . . . . . . .            4-4a

Consolidated Statements of Stockholders' Equity for the Six Months
  June 30 2000 (unaudited) and 1999 . . . . . . . . . . . . . .             5

Consolidated Statements of Cash Flows for Six Months
  June 30 2000 (unaudited) and 1999 . . . . . . . . . . . . . .             6

Notes to the Financial Statements . . . . . . . . . . . . . . .            7-15

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . .           16-19

Part II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . .            20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .            21

Schedule 27 . . . . . . . . . . . . . . . . . . . . . . . . . .            22

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 2000, the related consolidated statements of operations, and cash flows for the six months ended June 30, 2000 and 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The consolidated results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Commission.

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                June 30,       December 31,
                                                                  2000             1999
                                                              -----------      -----------
                                                              (unaudited)
CURRENT ASSETS:
   Cash                                                       $   164,760      $   572,720
   Accounts Receivable                                            613,321           91,542
   Stock Subscriptions Receivable                                  80,000               --
   Prepaid Expenses                                                57,275           20,753
                                                              -----------      -----------
      TOTAL CURRENT ASSETS                                        915,356          685,015
                                                              -----------      -----------

FIXED ASSETS
   Office equipment and software (net of
     accumulated depreciation of $55,948 and
     $35,071, respectively)                                       227,030          107,795
                                                              -----------      -----------

OTHER ASSETS
   Organization costs (net of
     accumulated amortization of $3,163 and
     $2,578, respectively)                                          2,687            3,272
     Intangible Assets - Trademarks, Goodwill
         and Customer Lists (Net of accumulated
         amortization of $33,500 and $13,000, respectively)       171,500          192,000
                                                              -----------      -----------

      TOTAL OTHER ASSETS                                          174,187          195,272
                                                              -----------      -----------

     TOTAL ASSETS                                             $ 1,316,573      $   988,082
                                                              ===========      ===========


                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30       December 31,
                                                             2000            1999
                                                         ------------    ------------
                                                         (unaudited)
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                 $  1,227,971    $    203,938
   Unearned Revenue                                           148,609          76,180
   Current Portion of Notes Payable                         2,500,000       1,530,000
                                                         ------------    ------------

      TOTAL CURRENT LIABILITIES                             3,876,580       1,810,118
                                                         ------------    ------------

LONG TERM LIABILITIES
  Notes Payable                                               250,000         220,000
                                                         ------------    ------------

     TOTAL LONG TERM LIABILITIES                              250,000         220,000
                                                         ------------    ------------

      TOTAL LIABILITIES                                     4,126,580       2,030,118
                                                         ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 Par Value, 5,000,000 Shares
  Authorized, No Shares Outstanding                                --              --
   Common Stock, $.0001 par value, 50,000,000 Shares
   Authorized; 11,639,165 and 10,071,665 shares issued
   and outstanding, respectively,                               1,164           1,007
   Additional Paid In Capital                              11,733,444       4,244,195

(Deficit)                                                 (14,544,615)     (5,287,238)
                                                         ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                           (2,810,007)     (1,042,036)
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,316,573    $    988,082
                                                         ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000            1999
                                                                    ------------    ------------
NET SALES                                                           $    567,035    $     29,559
                                                                    ------------    ------------

OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and Amortization,
     shown separately below)                                           1,336,643          63,153
  Employee Stock Based Compensation                                    1,550,000              --
  Payroll and Related Costs                                            1,021,543          21,701
  Consulting Services                                                  1,558,545              --
  Selling Expenses                                                       955,587          38,164
  Professional Fees                                                       94,055           7,213
  General and Administrative                                             318,830          20,616
  Depreciation and Amortization                                           41,962           3,281
                                                                    ------------    ------------

  TOTAL OPERATING EXPENSES                                             6,877,165         154,128
                                                                    ------------    ------------

     Loss from operations before provision for income taxes           (6,310,130)       (124,569)
                                                                    ------------    ------------

OTHER INCOME AND EXPENSES

  Interest Expense (Net of Interest Income of $3,267 in 2000
     and $0 in 1999)                                                   2,947,047           9,114
                                                                    ------------    ------------


     Loss before provision for Income Taxes                           (9,257,177)       (133,683)
                                                                    ------------    ------------

PROVISION FOR STATE INCOME TAX                                               200             200
                                                                    ------------    ------------

     Net Loss                                                       $ (9,257,377)   $   (133,883)
                                                                    ============    ============


Net Loss per Common Share (Basic and Diluted)                       $      (0.85)   $      (0.02)
                                                                    ============    ============


Weighted Average Common Shares Outstanding                            10,855,415       5,508,200
                                                                    ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000            1999
                                                                    ------------    ------------
NET SALES                                                           $    303,533    $     23,867
                                                                    ------------    ------------

OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and
     Amortization, shown separately below)                               856,667          36,327
  Employee Stock Based Compensation                                    1,550,000              --
  Payroll and Related Costs                                              600,064          17,382
  Consulting Services                                                  1,501,708              --
  Selling Expenses                                                       650,008          20,716
  Professional Fees                                                       63,980           3,513
  General and Administrative                                             143,308          (3,939)
  Depreciation and Amortization                                           26,961           1,804
                                                                    ------------    ------------

  TOTAL OPERATING EXPENSES                                             5,392,696          75,803
                                                                    ------------    ------------

     Loss from operations before provision for income taxes           (5,089,163)        (51,936)
                                                                    ------------    ------------

OTHER INCOME AND EXPENSES

  Interest Expense (Net of Interest Income of $3,267 in 2000
     and $0 in 1999)                                                   1,550,781           5,364
                                                                    ------------    ------------


     Loss before provision for Income Taxes                           (6,639,944)        (57,300)
                                                                    ------------    ------------

PROVISION FOR STATE INCOME TAX                                                --              --
                                                                    ------------    ------------

     Net Loss                                                       $ (6,639,944)   $    (57,300)
                                                                    ============    ============


Net Loss per Common Share (Basic and Diluted)                       $      (0.61)   $      (0.01)
                                                                    ============    ============


Weighted Average Common Shares Outstanding                            10,855,415       5,508,200
                                                                    ============    ============

                 See accompanying notes to financial statements

                                       4a

                               YOUTHLINE USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                       Common Stock
                                                ---------------------------     Capital      Accumulated
                                                  Number of        Par        in excess of     Deficit           Total
                                                ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1999                      10,071,665   $      1,007   $  4,244,195   $ (5,287,238)   $ (1,042,036)

     Sale of Common Stock                            910,000             91      1,819,909             --       1,820,000

     Stock Issued for Services and Financings        657,500             66      2,521,340             --       2,521,406

     Value Ascribed to Issuance of Warrants               --             --      1,790,000             --       1,790,000

     Convertible Notes - Beneficial Interest              --             --      1,358,000             --       1,358,000

     Net Loss for Period                                  --             --             --     (9,257,377)     (9,257,377)
                                                ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2000                          11,639,165   $      1,164   $ 11,733,444   $(14,544,615)   $ (2,810,007)
                                                ============   ============   ============   ============    ============


Balance at December 31, 1998                       5,508,200   $        551   $    118,212   $   (500,238)   $   (381,475)

     Net Loss for Period                                  --             --             --       (133,883)       (133,883)
                                                ------------   ------------   ------------   ------------    ------------

Balance at June 30, 1999                           5,508,200   $        551   $    118,212   $   (634,121)   $   (515,358)
                                                ============   ============   ============   ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                   2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS FROM OPERATIONS                                  $(9,257,377)   $  (133,883)

     Adjustments to reconcile net loss from operations
     to net cash used by operating activities:
       Depreciation and Amortization Expense                        41,962          1,477
       Common Stock Issued for Services                          1,460,906             --
       Stock Based Compensation                                  1,550,000             --
       Interest Expense - Beneficial Conversion Interest and
            Intrinsic Value of Warrants                          2,658,500             --
       Increase in Accounts Receivables                           (521,779)            --
       Increase in Subscriptions Receivable                        (80,000)            --
       Decrease in Prepaid Expenses                                (36,522)            --
       Increase in Accounts Payable and Accrued Expenses         1,024,033          3,902
       Increase in Unearned Revenues                                72,429          1,771
                                                               -----------    -----------

       NET CASH USED BY OPERATIONS                              (3,087,848)      (126,733)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of Office Equipment                                (140,112)            --
      Repayment of Notes Payable                                  (500,000)            --
                                                               -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES:                    (640,112)            --
                                                               -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:



      Increase in Loans and Exchanges                                   --         64,974
      Sale of Common Stock                                       1,820,000             --
      Issuance of Promissory Notes                                 500,000             --
      Issuance of Convertible Promissory Notes                   1,000,000             --
                                                               -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                3,320,000         64,974
                                                               -----------    -----------

 Net Decrease in Cash and Cash Equivalents                        (407,960)       (61,759)

 Cash and Cash Equivalents at Beginning of Year                    572,720           (738)
                                                               -----------    -----------

 Cash and Cash Equivalents at End of Year                      $   164,760    $   (62,497)
                                                               -----------    -----------

 SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash Paid During the Period for
        Interest                                               $   222,868    $        --
                                                               ===========    ===========
        Income Taxes                                           $       580    $       200
                                                               ===========    ===========

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Youthline USA, Inc. (the "Company") as of June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

NOTE 2   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         PRINCIPLES

         REVERSE ACQUISITION

         In August 1999, the Company acquired all of the outstanding capital stock of S & S Plus, Inc., a wholly owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors.

         This exchange has been accounted for as a reverse acquisition, since the former owners of S & S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc. after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S & S Plus, Inc., pursuant to which S & S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S & S Plus, Inc.

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

         The Company provides curriculum and technology to schools using its unique website and the daily news as a base. Youthline-USA.com provides an integrated language arts curriculum, customized by city and state, to subscribing schools, allowing them to teach their students the required curriculum while introducing them to the world of technology.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 2   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         PRINCIPLES
(Continued)

         Its appeal to schools is additionally enhanced by the incorporation of lesson plans and an accountability package that allows educators to track their students performance.

         The Company also prints a weekly newspaper and monthly magazine to supplement the website. The print products encourage further integration of curriculum and technology, and also generates advertisement and sponsorship revenue for Corporate America.

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

         Intangible assets represents the purchase price at fair market value of trademarks, goodwill and customer lists. Intangible assets are being amortized over a period of five years using the straight-line method. The amortization expense for the six months ended June 30, 2000 was $20,500. At June 30, 2000, accumulated amortization was $33,500.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

         There were 7,155,000 common stock options/warrants outstanding as of June 30, 2000. As a result of the losses reported in the periods presented, these options, if exercised, would be antidilutive. Accordingly, Basic EPS and diluted earnings per share are the same as presented in the financial statements. The weighted-average number of shares used in the computation of per share data was 10,885,415 in 2000 and 5,508,200 in 1999.

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

NOTE 3   FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE

         Office equipment and software consist of the following:

            Office Equipment and Software                   $   282,978
            Less:  Accumulated Depreciation                     (55,948)
                                                            -----------
               Net Book Value                               $   227,030
                                                            ===========

         Depreciation expense for the six months ended June 30, 2000 and 1999 amounted to $20,877 and $2,696, respectively.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3   FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE
(Continued)

         Other Assets and Organization costs consist of the following:

            Organization Costs                              $     5,850
            Less:  Accumulated Depreciation                      (3,163)
                                                            -----------
               Net Book Value                               $     2,687
                                                            ===========

         Amortization expense for the six months ended June 30, 2000 and 1999 amounted to $585 for each period.

NOTE 4   EMPLOYMENT AGREEMENTS

         The Company executed two employment contracts on May 28, 1999 with certain senior executives for future services that vary in length for periods of up to five years. Each employment contract will call for a base salary of $115,000 with annual increases of 7% per annum. The employment agreements were amended in June and August 2000 to increase the base salary to $160,000 annually. The amended agreement also calls for the issuance of 20,000 warrants at an exercise price of $.10 per warrant and 1% in cash, for each $1,000,000 of revenues received by the Company commencing January 1, 2001. The contracts also include options to purchase 10,000 shares of the Company's common stock at a 20% discount off the maximum price per share in the Company's next private placement. Additionally, the employment contract also includes a one-time signing bonus equal to $30,000 payable as follows: $10,000 within 30 days of signing the contract (this amount has been paid), and the balance of $20,000 (accrued as of June 30, 2000) payable upon the Company attaining 10,000 subscribers for a period of two consecutive months.

NOTE 5   NOTES PAYABLE

         A) On February 1, 1998, the Company issued two promissory notes in the principal amount of $125,000, payable to Saki Dodelson (President) and Susan Gertler (Vice-President), aggregating $250,000. The notes bear interest at an annual rate of 9%, payable monthly. Principle repayment will be deferred until the gross annual sales of the Company reach $1,000,000; at which point the Company will repay $15,000 of principle on each note annually. The accrued interest payable on these notes aggregated $28,150 through June 30, 2000.
         B) On August 31, 1999, the Company entered into a bridge financing agreement aggregating $500,000 (the "Note"). The note bears interest at 8% per annum, matures on January 19, 2000, and is secured by all assets and properties owned by the Company. The note was repaid in January 2000.
         C) On December 14, 1999, and December 21, 1999, the Company issued two convertible promissory notes in the principal amount of $500,000 each, aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature on December 14, 2000 and December 21, 2000, respectively. Interest and principal will be paid at maturity.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 5   NOTES PAYABLE
(Continued)

            Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. The Company recorded a one-time interest expense of $250,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance was $3.75 and $5.00 per common share on December 14, 1999 and December 21, 1999, respectively.
         D) During the first quarter ending March 31, 2000, the Company issued several convertible promissory notes aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature one year from the date of issuance. Interest and principal will be repaid at maturity. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. The Company recorded a one-time interest expense of $1,378,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance ranged between $10.69 and $12.13 per common share.
         E) On April 10, 2000, the Company issued a note for $250,000. The note bears interest at an annual rate of 6.0% and matures on July 10, 2000. Additionally, in consideration of the loan, the Company issued 150,000 warrants to purchase common stock at $3.00 per share with an expiration date of December 31, 2004.
         F) On May 17, 2000, the Company issued a note for $250,000. The note bears interest at an annual rate of 8.5% and matures on October 17, 2000. In consideration of such loan, the Company issued 250,000 shares of its restricted common stock. The 250,000 shares of the Company's common stock were contingent upon the lender making an additional loan of $300,000. The loan was made and subsequently repaid. Accordingly, the Company recorded a one-time interest expense aggregating $812,500 based on the fair market value of the stock at the time of issuance.

         Long Term Debt consists of the following:

                                                   Total        Long Term         Current
                                                ----------      ----------      ----------
         A)  Notes Payable - Officers           $  250,000      $  250,000      $       --

         B)  Convertible Promissory Notes        1,000,000              --       1,000,000

         C)  Convertible Promissory Notes        1,000,000              --       1,000,000

         E)  Note Payable                          250,000              --         250,000

         F)  Note Payable                          250,000              --         250,000
                                                ----------      ----------      ----------

                                                $2,750,000      $  250,000      $2,500,000
                                                ==========      ==========      ==========

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 5   NOTES PAYABLE
(Continued)

         At June 30, 2000, the aggregate of amount of required payments on long-term debt was as follows:

                                     2000                      $ 30,000
                                     2001                        30,000
                                     2002                        30,000
                                     2003                        30,000
                                     2004                        30,000
                               Thereafter                       100,000
                                                               --------

                 Total Payments                                $250,000
                                                               ========

NOTE 6   LOANS AND EXCHANGES

         Certain officers advanced the Company funds. Such advances bore no interest and had no definite repayment terms. At March 31, 2000, these advances amounted to $120,000, which were subsequently repaid in April 2000.

NOTE 7   CAPITAL STOCK

         The Company is currently authorized to issue 50,000,000 shares of its common stock, $.0001par value. As of June 30, 2000, there were 11,639,165 shares of common stock issued and outstanding.

         During the six months ended June 30, 2000, the Company issued 1,567,500 shares of common stock. Of such shares 910,000 were sold at $2.00 per share, aggregating $1,820,000. The balance of the common shares issued totaling 657,500 were issued for services and as additional consideration in connection with loan financings. The Company recorded a total of $2,521,406 in expenses from the issuance of such shares.

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

         Short-Term and Long-Term Debt. The carrying amount of the revolving credit facility approximates fair value. The carrying amounts of the Company's financial instruments at June 30, 2000 approximate fair value with the exception of the interest rate swap agreement.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

NOTE 10  COMMITMENTS AND CONTINGENCIES

         The Company entered into a five-year lease agreement with United Securities Services, Inc. The lease currently calls for monthly rental of $6,988 for approximately 4,533 square feet of office space located in Howell, New Jersey.

         The Company entered into a three-year lease agreement on May 1, 2000 with Cresskill Millennium Associates, LLC. The lease currently calls for monthly rental of $1,727 including maintenance for approximately 1,275 square feet of office space located in Cresskill, New Jersey.

         At June 30, 2000, the Company is committed to total minimum rental under all noncancellable operating leases of $249,960. Generally, these leases include additional charges for tax escalation and other expenses. The minimum future rental commitments are payable at $61,305 per year for five years.


NOTE 11  WARRANTS

         As of June 30, 2000, warrants consisted of the following:

                Warrants Outstanding      Exercise Price     Date of Expiration
                --------------------      --------------     ------------------

                     1,850,000                $ 1.00          December 31, 2004
                     1,190,000                $ 3.00          December 31, 2004
                       965,000                $ 4.00          December 31, 2004
                     1,375,000                $ 5.00          December 31, 2004
                       650,000                $ 7.00          December 31, 2004
                       250,000                $ 9.00          December 31, 2004
                       425,000                $10.00          December 31, 2004
                        50,000                $  .10          December 31, 2004
                       100,000                $14.63             March 31, 2003
                       300,000                $12.00          December 31, 2004
                     ---------

         Total       7,155,000
                     =========

         As of June 30, 2000, no warrants have been exercised. All of the outstanding warrants are restricted subject to Rule 144 of the act.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
NOTE 11  WARRANTS
(Continued)

         The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" to account for warrants issued to its employees. Under APB No. 25, when the exercise price of the Company's warrants issued to its employees are less than the fair value price of the underlying stock at the date of the grant, than compensation will be recognized by the Company. The Company had granted 450,000 warrants to certain key employees at exercise prices that were below the fair value of the underlying stock. Accordingly, the Company recorded stock-based compensation of $900,000 for the year ended December 31, 1999 based upon the intrinsic value of the options at the grant date. No stock warrants were issued in 1998. During the six months ended June 30, 2000, the Company granted an additional 400,000 warrants to certain employees. Of the 400,000 warrants granted, 200,000 were at exercise price below the fair market value of the underlying stock. Accordingly, the Company recorded stock-based compensation of $1,550,000 for the six months ended June 30, 2000, based upon the intrinsic value of the options at the grant date and stock issued for services.

         Pro forma information regarding earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its warrants under the fair value method of that statement. In 1999, the fair market value of these warrants was estimated at the date of the grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for 1999: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor for the expected market price of the Company's common stock of 81.2%; and a weighted average expected life of the option of four years.

         The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. During the year ended December 31, 1999 the Company recorded $900,900 in stock-based compensation on the 990,000 warrants outstanding issued to consultants. The Company also recorded $952,000 at June 30, 2000 in stock based compensation and $488,000 in interest in connection with debt financing on an aggregate of 3,815,0000 warrants issues to consultants.

         In accordance with the provision of SFAS #123, the Company applies APB No. 25 and related interpretations in accounting for stock warrants issued to its employees, and, accordingly, does not recognize compensation costs for warrants with an exercise price greater then the fair value of common shares at the time of the grant.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
NOTE 11  WARRANTS
(Continued)

         However, if the Company had elected to recognize compensation costs based on the fair value of the warrants granted at grant date as prescribed by SFAS #123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                                            June 30, 2000    December 31, 1999
                                            -------------    -----------------

         Net Loss - as reported             $ (9,257,177)      $ (4,787,000)
         Net Loss - pro forma               $(11,357,372)      $ (5,834,603)
         Loss Per Share - as reported       $       (.85)      $       (.48)
         Loss Per Share - pro forma         $       (.71)      $       (.61)

         The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                    0.0%
         Expected stock price volatility           81.2%
         Risk free interest rate                    6.5%

         The expected life of the options is 4 years, and they are immediately exercisable upon issuance without restrictions.

         The weighted average fair value of options granted during 1999 and 2000 is $5.22 and $4.51 per share, respectively.

NOTE 12  SUBSEQUENT EVENTS

         In July 2000, the Company received $1,500,000 from the sale of 750,000 shares of its common stock at $2.00 per share. The proceeds were used to partially payoff $775,000 of the notes outstanding.

         In July 2000, the Company cancelled 3,450,000 warrants issued at various prices to employees and related parties in exchange for the issuance of 5,840,000 warrants at an exercise price of $.10 per share.

                       MANAGEMENT DISCUSSION AND ANALYSIS


OVERVIEW

The Company, through its wholly owned subsidiary, S & S Plus, Inc., publishes Youthline USA, a daily web site, weekly newspaper, and monthly magazine written and designed for children ages 8 through 14. Youthline USA makes sure all content is age-appropriate and is designed to attract and engage the attention of children within this age range. In addition, the Web site offers curriculum tools for educators, including curriculum-based interactive activities and accountability tools for tracking student performance.

In August 1999, the Company acquired all of the outstanding capital stock of S & S Plus, Inc., a wholly owned subsidiary of the Company which operated the publication of Youthline USA, in exchange for the issuance of 5,500,000 shares of its common stock, representing a majority of the total issued and outstanding capital stock of the Company. On such date, the previous management's directors and officers resigned and were replaced with the current officers and directors.

This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former owners of S & S Plus, Inc. owned a majority of the outstanding stock of Youthline USA, Inc. after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of S & S Plus, Inc., pursuant to which S & S Plus, Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of S & S Plus, Inc.

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

Presently, the Company addresses two multi-billion dollar markets: the technology education market and Corporate America who advertises to today's youth. To address the technology education market, the Company provides curriculum and technology to schools using its unique website and the daily news as a base. Youthline-USA.com provides an integrated language arts curriculum customized by city and state, to subscribing schools, allowing them to teach their students the required curriculum while introducing them to the world of technology. Its appeal to schools is additionally enhanced by the incorporation of lesson plans and an accountability package that allows educators to track their students performance.

The Company also prints a weekly newspaper and monthly magazine to supplement the website. The print products encourage further integration of curriculum and technology and also generates advertisement and sponsorship revenue from Corporate America. The Company markets itself to Corporate America as a unique, flexible, focused and powerful media for reaching today's youth on a daily, weekly and monthly basis. The Company believes that not only corporations which provide products and services to that age group will advertise, but any corporation concerned with promoting its products to tomorrow's consumers will consider advertising and sponsoring on Youthline.

COMPONENTS

The Company generates revenue from:

        1) Website subscriptions to schools-$16 per student per year
        2) Newspaper subscriptions-$30 for individual subscriptions; $7 for bulk subscriptions
        3) Magazine subscriptions-$30 for individual subscriptions; $7 for bulk subscriptions
        4) Advertisements and sponsorships-$18,000 per page.

To date, there are 74 schools in 6 states who have subscribed to our website, generating $588,236.00 in revenue, which is expected to be recognized over a period of six months to three years. Inasmuch as the products are new and that the concept is new, management believes that this is a strong beginning that demonstrates the appeal our products will have to schools nationwide.

To date, the following entities have advertised with Youthline: Phillip Morris, The Academy of Natural Sciences, The American Red Cross, The Annenberg Center-International Children's Festival, The Crayon House, Creative Kids, The Harlem Globetrotters, Kewlminds/Global Children's Network, KID International, Loews/Sony Theatres, New York City Police Museum, Radio Disney, Sesame Place, Six Flags Great Adventure, Space Farms Zoo, The Sound of Music, Spotco/Suessical and Welcome America.

Management believes that as name recognition grows, our list of advertisers will also grow significantly.

ITEM 2:
LIQUIDITY AND CAPITAL RESOURCES.

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

To date the Company has funded its operations and expansion through bridge financing, capital contribution and the sale of convertible promissory notes. The Company's potential sources of liquidity will be additional financings through the sale of convertible notes and credit facilities with banks. At June 30, 2000, the Company's current assets consisted of $164,760 of cash, $613,321 of receivables and prepaid expenses of $57,275. At June 30, 2000 the current liabilities exceeded its currents assets by $2,961,224. Current debt consisted of $2,500,000 convertible promissory notes and accounts payable and accrued expenses of $1,227,971, and $148,609 unearned revenue which will be recognized over the next three months. Management anticipates that it will satisfy its liquidity and capital requirements in the coming year through additional capital and funds generated by operations.

CUSTOMER RETENTION

From inception through June 30, 2000, we have had a favorable response from subscribers to our newspaper. Our customer retention experience has been 91% for December, 1998, 93% for December, 1999.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999.

RESULTS OF OPERATIONS

In 1999 and 1998, the Company's main source of revenues were from the sale of newspaper subscriptions. For the six months ended June 30, 2000 the main source of revenues was from subscriptions to the Company's website. Website subscriptions aggregated $478,856 (84%) of the $567,035 in gross revenues earned. Total revenues from subscriptions were $567,035 and $29,559 for the six months ended June 30, 2000 and 1999, respectively. The Company incurred net operating losses of $9,257,377 in 2000, compared to $133,883 in 1999. The losses incurred for the six months ended June 30, 2000 included $1,378,000 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes issued in the first quarter ending March 31, 2000, $1,790,000 in the value of warrants issued and $2,521,406 in stock issued for services. The Company incurred substantial costs for printing, reproduction, mailing and design of the newspaper during these periods. Additionally, the Company incurred substantial costs in marketing, advertising and payroll expense.

Revenues.

During the six months ended June 30, 2000, sales revenues increased $537,476, to $567,035 from $28,559 for the corresponding period in 1999. The increase was attributable to increased subscribers and advertising revenues and $478,000 in web subscriptions.

Cost of Goods Sold.

These costs include, but are not limited to printing and distribution costs. During the six months ended June 30, 2000 costs of goods sold was $1,336,643, an increase of $1,273,490 or 2,000% from the corresponding period in 1999. This increase was attributable to an increase in paid and unpaid subscriptions.

Net Losses and Unusual Charges.

The Company incurred a net loss from operations of $9,257,377, or $.81 per share as compared to a loss of $133,683, or $.02 per share in the comparable period in 1999. During the first two quarters ending June 30, 2000, the Company recorded $1,378,000 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes issued, and $4,311,406 of warrants and stock issued for services.

Operating Expenses.

Operating expenses during the six months ended June 30 2000 increased as follows: payroll costs increased $959,842 to $981,543 from $21,701 for the corresponding period in 1999. The increase was attributable to a substantial increase in the number of employees hired as support staff. Professional fees increased $86,842 to $94,055 (an increase of 1,897%) from $7,213 for the corresponding period in 1999. The increased professional fees were mainly legal and accounting fees. Selling expenses increased $917,423 to $955,587 (an increase of 1,651%) from $38,164 for the corresponding period in 1999. General & administrative costs increased $298,214 from $20,616 (an increase of 1,447%) for the corresponding period in 1999. The increase in selling expenses and general and administrative expenses is attributable to the continued investment in the Company's aggressive sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's business development and expansion.

Interest Expense.

Interest expense increased $2,937,933 to $2,947,047 for the six months ended June 30, 2000 from $9,111 for the corresponding period ending June 30, 1999. The increase is primarily associated with the increased borrowing used to fund the operations of the Company as well as its expansion. Included in interest expense is $2,678,500 issued for stock, warrants and the intrinsic value of interest on convertible notes.

Interest Income.

Interest income was $3,267 for the six months ended June 30, 2000 compared to $0 in 1999. This increase was attributable to higher average balances of invested cash and cash equivalents.

Circulation.

During the six month period that ended June 30, 2000, the Company increased its (non-paid) circulation to 750,000 subscriptions, which should significantly increase its revenues in the coming year. The Company, however, will continue to incur expenses attributable to the growth of its business and therefore, management cannot estimate the amount of losses it may incur in the future.

Income Taxes.

The Company incurred substantial losses form its inception through the current period. From inception to August 16, 1999, the Company operated as a Sub-Chapter S corporation. Accordingly, losses aggregating $1,300,493 generated during this period flowed through to the individual shareholders. Subsequent to the reorganization, losses aggregating $7,966,884 incurred by the Company will be utilized against future operating profits. However, as a result of the net operating losses sustained by the Company, a provision for corporate taxes was not required and deferred taxes will be recognized when the Company achieves profitability.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

During the second quarter ended June 30, 2000, the Company issued 407,500 shares of Common Stock to employees and consultants, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

During the second quarter ended June 30, 2000, the Company issued 250,000 shares of Common Stock to a lender, as additional consideration in connection with a loan in the amount of $550,000, pursuant to Section 4(2) of the Act.

During the second quarter ended June 30, 2000, the Company issued 910,000 shares of Common Stock, at $2.00 per share, to accredited investors, pursuant to
Section 4(2) of the Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000                Youthline USA, Inc.



                                       By: /s/ SAKI DODELSON
                                           ----------------------------------
                                           Saki Dodelson, Chief Executive,
                                           Financial and Accounting Officer