Form 10QSB
period 2000-09-30
YOUTHLINE USA INC
filed 2000-12-06
CIK 1095930

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-28725


                               Youthline USA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    22-3674998
 -------------------------------          -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification  No.)
  incorporation or organization)


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

Yes [X]  No [ ]

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 1, 2000: 20,741,850

                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet as of
  September 30, 2000 (unaudited) and December 31, 1999  . . . . . . . . .  2-3

Consolidated Statements of Operations for the Nine Months Ended
  September 30, 2000 (unaudited) and the Three Months Ended
  September 30, 2000 (unaudited), and the Year Ended December 31, 1999. .  4-4a

Consolidated Statements of Stockholders' Equity for the Nine Months
  Ended September 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for Nine Months Ended
  September 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . .   6

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . .  7-16

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . 17-21


PART II.  OTHER INFORMATION

Item 2.   Change in Securities. . . . . . . . . . . . . . . . . . . . . .   22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Schedule 27 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 2000, the related consolidated statements of operations, and cash flows for the nine months ended September 30, 2000 and 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The consolidated results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Commission.

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                                  September 30,  December 31,
                                                                                      2000           1999
                                                                                  -----------    -----------
                                                                                  (unaudited)
CURRENT ASSETS:
   Cash                                                                           $ 1,024,023    $   572,720
   Accounts Receivable                                                                895,018         91,542
   Prepaid Expenses                                                                    (1,034)        20,753
                                                                                  -----------    -----------
      TOTAL CURRENT ASSETS                                                          1,918,007        685,015
                                                                                  -----------    -----------

FIXED ASSETS
   Office equipment and software (net of
     accumulated depreciation of $68,994 and $35,071, respectively)                   236,400        107,795
                                                                                  -----------    -----------

OTHER ASSETS
   Organization costs (net of
     accumulated amortization of $3,456 and $2,578, respectively)                       2,394          3,272
     Intangible Assets - Trademarks, Goodwill and Customer Lists
         (Net of accumulated amortization of $43,750 and $13,000, respectively)       161,250        192,000
                                                                                  -----------    -----------

      TOTAL OTHER ASSETS                                                              163,644        195,272
                                                                                  -----------    -----------

     TOTAL ASSETS                                                                 $ 2,318,051    $   988,082
                                                                                  ===========    ===========

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            September 30,   December 31,
                                                                                2000            1999
                                                                            ------------    ------------
                                                                             (unaudited)
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                                    $    753,707    $    203,938
   Unearned Revenue                                                              382,420          76,180
   Current Portion of Notes Payable                                            5,280,000       1,530,000
                                                                            ------------    ------------

      TOTAL CURRENT LIABILITIES                                                6,416,127       1,810,118
                                                                            ------------    ------------

LONG TERM LIABILITIES
  Notes Payable                                                                  220,000         220,000
                                                                            ------------    ------------

     TOTAL LONG TERM LIABILITIES                                                 220,000         220,000
                                                                            ------------    ------------

      TOTAL LIABILITIES                                                        6,636,127       2,030,118
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 Par Value, 5,000,000 Shares Authorized,
  No Shares Outstanding                                                               --              --
   Common Stock, $.0001 par value, 50,000,000 Shares Authorized;
   20,741,850 and 10,071,665 shares issued and outstanding, respectively,          2,074           1,007
   Additional Paid In Capital                                                 20,339,417       4,244,195

(Deficit)                                                                    (24,659,567)     (5,287,238)
                                                                            ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                              (4,318,076)     (1,042,036)
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  2,318,051    $    988,082
                                                                            ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                  2000            1999
                                                              ------------    ------------
NET SALES                                                     $    707,739    $     94,636
                                                              ------------    ------------

OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and
     Amortization, shown separately below)                       1,582,799         112,673
  Employee Stock Based Compensation                              2,166,900              --
  Payroll and Related Costs                                      2,582,369         179,899
  Consulting Services                                            4,634,235              --
  Selling Expenses                                               1,785,939          42,900
  Professional Fees                                                136,960         138,973
  General and Administrative                                       335,019          98,725
  Depreciation and Amortization                                     65,550           6,434
                                                              ------------    ------------

  TOTAL OPERATING EXPENSES                                      13,289,771         579,604
                                                              ------------    ------------

     Loss from operations before provision for income taxes    (12,582,032)       (484,968)
                                                              ------------    ------------

OTHER INCOME AND EXPENSES

  Interest Expense (Net of Interest Income of $6,873
     in 2000 and $0 in 1999)                                     6,790,097          10,704
                                                              ------------    ------------

     Loss before provision for Income Taxes                    (19,372,129)       (495,672)
                                                              ------------    ------------

PROVISION FOR STATE INCOME TAX                                         200             200
                                                              ------------    ------------

     Net Loss                                                 $(19,372,329)   $   (495,872)
                                                              ============    ============


Net Loss per Common Share (Basic and Diluted)                 $      (1.57)   $      (0.09)
                                                              ============    ============


Weighted Average Common Shares Outstanding                      12,377,741       5,508,200
                                                              ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000            1999
                                                              ------------    ------------
NET SALES                                                     $    140,704    $     65,077
                                                              ------------    ------------

OPERATING EXPENSES:
  Cost of Goods Sold (Exclusive of Depreciation and
     Amortization, shown separately below)                         246,156          49,520
  Employee Stock Based Compensation                                616,900              --
  Payroll and Related Costs                                      1,560,826         158,198
  Consulting Services                                            3,075,690              --
  Selling Expenses                                                 830,352           4,736
  Professional Fees                                                 42,905         131,760
  General and Administrative                                       152,648          78,109
  Depreciation and Amortization                                     23,588           3,153
                                                              ------------    ------------

  TOTAL OPERATING EXPENSES                                       6,549,065         425,476
                                                              ------------    ------------

     Loss from operations before provision for income taxes     (6,408,361)       (360,399)
                                                              ------------    ------------

OTHER INCOME AND EXPENSES

  Interest Expense (Net of Interest Income of $3,606
     in 2000 and $2,729 in 1999)                                 3,843,050           1,590
                                                              ------------    ------------


     Loss before provision for Income Taxes                    (10,251,411)       (361,989)
                                                              ------------    ------------

PROVISION FOR STATE INCOME TAX                                          --              --
                                                              ------------    ------------

     Net Loss                                                 $(10,251,411)   $   (361,989)
                                                              ============    ============


Net Loss per Common Share (Basic and Diluted)                 $      (0.83)   $      (0.07)
                                                              ============    ============


Weighted Average Common Shares Outstanding                      12,377,741       5,508,200
                                                              ============    ============

                 See accompanying notes to financial statements

                                       4a

                               YOUTHLINE USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                       Common Stock
                                                ---------------------------     Capital        Accumulated
                                                  Number of        Par        in excess of       Deficit          Total
                                                ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999                      10,071,665   $      1,007   $  4,244,195    $ (5,287,238)   $ (1,042,036)

     Sale of Common Stock                          1,660,000            166      3,319,834              --       3,320,000

     Stock Issued for Services and Financings      8,997,000            900      8,730,489              --       8,731,389

     Exercise of Warrants                             13,185              1             (1)             --              --

     Value Ascribed to Issuance of Warrants               --             --      2,686,900              --       2,686,900

     Convertible Notes - Beneficial Interest              --             --      1,358,000              --       1,358,000

     Net Loss for Period                                  --             --             --     (19,372,329)    (19,372,329)
                                                ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2000                     20,741,850   $      2,074   $ 20,339,417    $(24,659,567)   $ (4,318,076)
                                                ============   ============   ============    ============    ============


Balance at December 31, 1998                           8,200   $          1   $  1,286,125    $ (1,662,103)   $   (375,977)

     Reverse Merger - Recapitalization                    --             --     (1,159,921)     (1,159,921)             --
     Exchange of Common Stock                      5,500,000            550        499,450              --         500,000
     Sale of Common Stock                          4,520,000            452        103,558              --         104,000
     Stock Issued for Services                        43,465              4         30,000              --          30,011

     Net Loss for Period                                  --             --             --        (495,872)       (495,872)
                                                ------------   ------------   ------------    ------------    ------------

Balance at September 30, 1999                     10,071,665   $      1,007   $    759,212    $   (998,054)   $   (237,838)
                                                ============   ============   ============    ============    ============

     'To restate Common Stock and accumulated deficit of the Company in order to recapitalize the stockholders' equity as a result of the reverse acquisition on August 16, 1999. Therefore, the Common Stock of S & S Plus, Inc. with No Par Value, 1,000 shares authorized and issued is replaced with the Common Stock of Youthline USA, Inc. with $.0001 Par Value, 50,0000,000 shares authorized, 5,500,000 shares issued and outstanding, including 8,200 shares of Common Stock resulting from the reverse stock split. Accordingly, there were 5,508,200 shares of Common Stock issued and outstanding as of December 31, 1998.


                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                   2000            1999
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET LOSS FROM OPERATIONS                                  $(19,372,329)   $   (495,872)

     Adjustments to reconcile net loss from operations
     to net cash used by operating activities:
       Depreciation and Amortization Expense                         65,550           6,434
       Common Stock Issued for Services and Financings            8,731,389              --
       Value Ascribed to Issuance of Warrants                     2,686,900              --
       Interest Expense - Beneficial Conversion Interest and
            Intrinsic Value of Warrants                           1,358,000              --
       Increase in Accounts Receivables                            (803,476)        (21,577)
       Decrease in Unsecured Creditors                                   --        (113,792)
       Decrease in Prepaid Expenses                                  21,787              --
       Increase in Accounts Payable and Accrued Expenses            549,769         (22,007)
       Increase in Unearned Revenues                                306,240          (7,657)
                                                               ------------    ------------

       NET CASH USED BY OPERATIONS                               (6,456,170)       (654,471)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of Office Equipment and Goodwill                    (162,527)       (140,849)
      Repayment of Notes Payable                                 (1,750,000)             --
                                                               ------------    ------------

        NET CASH USED BY INVESTING ACTIVITIES:                   (1,912,527)       (140,849)
                                                               ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Increase in Loans and Exchanges                                    --         (51,873)
      Sale of Common Stock                                        3,320,000         786,150
      Issuance of Promissory Notes                                5,500,000         559,159
                                                               ------------    ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                 8,820,000       1,293,436
                                                               ------------    ------------

 Net Decrease in Cash and Cash Equivalents                          451,303         498,116

 Cash and Cash Equivalents at Beginning of Year                     572,720            (738)
                                                               ------------    ------------

 Cash and Cash Equivalents at End of Year                      $  1,024,023    $    497,378
                                                               ------------    ------------

 SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash Paid During the Period for
        Interest                                               $    880,637    $         --
                                                               ============    ============
        Income Taxes                                           $        580    $        200
                                                               ============    ============

                 See accompanying notes to financial statements

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1     BASIS OF PRESENTATION

           The accompanying unaudited financial statements of Youthline USA, Inc. (the "Company") as of September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

           A)    DESCRIPTION OF BUSINESS

           The Company, through its wholly owned subsidiary, S & S Plus, Inc., provides curriculum, technology, and career training directly into school classrooms through its unique Web site. Using the daily news as a base, Youthline-USA.com provides an integrated language arts curriculum, customized by city and state, to subscribing schools, allowing them to teach their students the required curriculum while introducing them to the world of technology.

           Its appeal to schools is additionally enhanced by the incorporation of lesson plans and an accountability package that allows educators to track their students' performance.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

           D)    ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

           Accounts receivable consists of balances due the Company for newspaper, magazine, Website subscriptions and advertising revenues. Accounts receivable are current, accordingly, a provision for bad debt is not required. The Company recognizes revenues through the sale of newspaper and magazine subscriptions, website subscriptions and advertising. Subscription revenues are recognized over the term of the contract which is generally one year. Advertising revenues are recorded upon the placement of a sponsor's advertisement in the Company's newspaper or magazine and delivery to subscribers.

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

           Intangible assets represents the purchase price at fair market value of trademarks, goodwill and customer lists. Intangible assets are being amortized over a period of five years using the straight-line method. The amortization expense for the nine months ended September 30, 2000 was $30,750. At September 30, 2000, accumulated amortization was $43,750.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         There were 10,595,600 common stock options/warrants outstanding as of September 30, 2000. As a result of the losses reported in the periods presented, these options, if exercised, would be antidilutive. Accordingly, Basic EPS and diluted earnings per share are the same as presented in the financial statements. The weighted-average number of shares used in the computation of per share data was 12,377,741 in 2000 and 5,508,200 in 1999.

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

NOTE 3   FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE

         Office equipment and software consist of the following:

            Office Equipment and Software              $   305,394
            Less:  Accumulated Depreciation                (68,994)
                                                       -----------
               Net Book Value                          $   236,400
                                                       ===========

         Depreciation expense for the nine months ended September 30, 2000 and 1999 amounted to $33,923 and $6,434, respectively.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 3   FIXED ASSETS - OFFICE AND EQUIPMENT SOFTWARE
(Continued)

         Other Assets and Organization costs consist of the following:

            Organization Costs                         $    5,850
            Less:  Accumulated Depreciation                (3,456)
                                                       ----------
               Net Book Value                          $    2,394
                                                       ==========

         Amortization expense for the nine months ended September 30, 2000 and 1999 amounted to $878 for each period.

NOTE 4   EMPLOYMENT AGREEMENTS

         The Company executed two employment contracts on May 28, 1999 with certain senior executives for future services that vary in length for periods of up to five years. Each employment contract called for a base salary of $115,000 with annual increases of 7% per annum. The employment agreements were amended in June and August 2000 to increase the base salary to $160,000 annually. The amended agreement also calls for the issuance of 20,000 warrants at an exercise price of $.10 per warrant and 1% in cash, for each $1,000,000 of revenues received by the Company commencing January 1, 2001. The contracts also include options to purchase 10,000 shares of the Company's common stock at a 20% discount off the maximum price per share in the Company's next private placement. Additionally, the employment contract also includes a one-time signing bonus equal to $30,000 payable as follows: $10,000 within 30 days of signing the contract (this amount has been paid), and the balance of $20,000 was accrued as of September 30, 2000.

NOTE 5   NOTES PAYABLE

         A) On February 1, 1998, the Company issued two promissory notes in the principal amount of $125,000, payable to Saki Dodelson (President) and Susan Gertler (Vice-President), aggregating $250,000. The notes bear interest at an annual rate of 9%, payable monthly. Principle repayment will be deferred until the gross annual sales of the Company reach $1,000,000; at which point the Company will repay $15,000 of principle on each note annually. The accrued interest payable on these notes aggregated $28,150 through September 30, 2000.

         B) On August 31, 1999, the Company entered into a bridge financing agreement aggregating $500,000 (the "Note"). The note bears interest at 8% per annum, matures on January 19, 2000, and is secured by all assets and properties owned by the Company. The note was repaid in January 2000.

         C) On December 14, 1999, and December 21, 1999, the Company issued two convertible promissory notes in the principal amount of $500,000 each, aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature on December 14, 2000 and December 21, 2000, respectively. Interest and principal will be paid at maturity. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. One note for $500,000 was repaid in September 2000.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 5   NOTES PAYABLE
(Continued)

             The Company recorded a one-time interest expense of $250,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance was $3.75 and $5.00 per common share on December 14, 1999 and December 21, 1999, respectively.

         D) During the first quarter ending March 31, 2000, the Company issued several convertible promissory notes aggregating $1,000,000. The notes bear interest at an annual rate of 8.5% and mature one year from the date of issuance. Interest and principal will be repaid at maturity. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to 20% below the fair market value of the common shares, with a minimum conversion price of $3.00 per share, and a maximum price of $4.875 per share. The Company recorded a one-time interest expense of $1,378,000 which is the intrinsic value of the beneficial conversion feature of the note. The fair market value of the stock at the date of issuance ranged between $10.69 and $12.13 per common share. The Company paid off one of the promissory notes aggregating $250,000 in September 2000.

         E) On April 10, 2000, the Company issued a note for $250,000. The note bears interest at an annual rate of 6.0% and matures on July 10, 2000. Additionally, in consideration of the loan, the Company issued 150,000 warrants to purchase common stock at $3.00 per share with an expiration date of December 31, 2004. The note was repaid in September 2000.

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

         G) On September 22, 2000, the Company issued several convertible promissory notes aggregating $4,000,000. The notes bear interest at an annual rate of 10.0% and mature six months from the date of issuance. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lenders' option at a price equal to the lower of 25% below the fair market value of the common shares or seventy cents ($0.70). As consideration for making such loan, the Company issued 1,500,000 shares of common stock, paid a 7.5% finders fee aggregating $300,000 and issued 250,000 shares of common stock as a finder's fee. Accordingly, the Company recorded interest expense of $1,100,000 from the issuance of the note.

         H) In September 2000, the Company entered into an agreement relating to the sale of up to $600,000 of convertible promissory notes. The notes bear interest at an annual rate of 8% and mature September 15, 2003. Additionally, any portion of the notes and accrued interest can also be converted into shares of common stock at the lender's option at a price equal to $.05 per share. $300,000 of such notes were funded and repaid (without conversion) in September 2000. The lender has the option to purchase the balance of such notes (in $50,000 increments) until September 15, 2002.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 5   NOTES PAYABLE
(Continued)

         Long Term Debt consists of the following:

                                               Total     Long Term     Current
                                            ----------   ---------   ----------

         A)  Notes Payable - Officers       $  250,000   $ 220,000   $   30,000

         B)  Convertible Promissory Notes      500,000          --      500,000

         C)  Convertible Promissory Notes      750,000          --      750,000

         E) Convertible Promissory Notes     4,000,000          --    4,000,000
                                            ----------   ---------   ----------

                                            $5,500,000   $ 220,000   $5,280,000
                                            ==========   =========   ==========

         At September 30, 2000, the aggregate of amount of required payments on long-term debt was as follows:

                                  2001                   $  30,000
                                  2002                      30,000
                                  2003                      30,000
                                  2004                      30,000
                                  2005                      30,000
                            Thereafter                     100,000
                                                         ---------

                 Total Payments                          $ 250,000
                                                         =========

NOTE 6   LOANS AND EXCHANGES

         Certain officers and directors advanced the Company funds. Such advances bore no interest and had no definite repayment terms. Through September 30, 2000, these advances amounted to $488,000, which were all subsequently repaid. One advance made by the Chairman of the Board for $225,000 was discounted by 10%. The Company paid a one time $25,000 discount fee on such advance.

NOTE 7   CAPITAL STOCK

         The Company is currently authorized to issue 50,000,000 shares of its common stock, $.0001par value. As of September 30, 2000, there were 20,741,850 shares of common stock issued and outstanding.

         During the nine months ended September 30, 2000, the Company issued 10,670,185 shares of common stock. Of such shares 1,660,000 were sold at $2.00 per share, aggregating $3,320,000. The Company issued 13,185 shares of common stock through the exercise of 15,000 warrants. The balance of the common shares issued totaling 8,977,000 were issued for services and as additional consideration in connection with loan financings. The Company recorded a total of $8,731,389 in expenses from the issuance of such shares.

         The Company has 5,000,000 authorized shares of preferred stock, $.0001 par value. The Company presently has no issued and outstanding preferred stock.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         Short-Term and Long-Term Debt. The carrying amount of the revolving credit facility approximates fair value. The carrying amounts of the Company's financial instruments at September 30, 2000 approximate fair value with the exception of the interest rate swap agreement.

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

         At September 30, 2000, the Company is committed to total minimum rental under all noncancellable operating leases of $234,634. Generally, these leases include additional charges for tax escalation and other expenses. The minimum future rental commitments are payable at $61,305 per year for five years.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 11  WARRANTS AND OPTIONS

         As of September 30, 2000, warrants and options consisted of the following:
                                                    Exercise
                Outstanding                           Price   Date of Expiration
                -----------                           -----   ------------------
                    15,600  (employee stock options) $ 0.25   December 31, 2005
                   750,000                           $ 0.05   December 31, 2004
                 5,875,000                           $ 0.10   December 31, 2004
                    25,000                           $ 1.00   December 31, 2004
                    25,000                           $ 2.00   December 31, 2004
                   665,000                           $ 3.00   December 31, 2004
                 1,390,000                           $ 4.00   December 31, 2004
                   950,000                           $ 5.00   December 31, 2004
                   250,000                           $ 7.00   December 31, 2004
                   250,000                           $ 9.00   December 31, 2004
                   100,000                           $14.63      March 31, 2003
                   300,000                           $12.00   December 31, 2004
                ----------
         Total  10,595,600
                ==========

         As of September 30, 2000, 15,000 warrants were converted to 13,185 shares of common stock. All of the outstanding warrants are restricted subject to Rule 144 of the act.

         The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" to account for warrants issued to its employees. Under APB No. 25, when the exercise price of the Company's warrants issued to its employees are less than the fair value price of the underlying stock at the date of the grant, than compensation will be recognized by the Company. The Company had granted 450,000 warrants to certain key employees at exercise prices that were below the fair value of the underlying stock. Accordingly, the Company recorded stock-based compensation of $900,000 for the year ended December 31, 1999 based upon the intrinsic value of the options at the grant date. No stock warrants were issued in 1998. During the six months ended June 30, 2000, the Company granted an additional 400,000 warrants to certain employees. Of the 400,000 warrants granted, 200,000 were at exercise price below the fair market value of the underlying stock which. In July 2000, the Company cancelled 3,450,000 warrants issued at various prices to employees and related parties in exchange for the issuance of 5,840,000 warrants at an exercise price of $.10 per share, which was below the fair market value. In September 2000, the Company issued 750,000 warrants issued at an exercise price of $.05 per share, which was also below the fair market value. Accordingly, the Company recorded expenses aggregating $2,686,900 from the value ascribed to the issuance of warrants for the nine months ended September 30, 2000 based upon the intrinsic value of the options at the grant date.

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 11  WARRANTS AND OPTIONS
(Continued)

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

         The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. During the year ended December 31, 1999 the Company recorded $900,900 in stock-based compensation on the 990,000 warrants outstanding issued to consultants. The Company also recorded $2,198,900 at September 30, 2000 in expenses on warrants issued to consultants and $488,000 in interest on warrants issued for debt financings.

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

                                          September 30,         December 31,
                                              2000                  1999
                                          -------------        -------------
         Net Loss - as reported           $ (19,372,329)       $  (4,787,000)
         Net Loss - pro forma             $ (21,684,829)       $  (5,834,603)
         Loss Per Share - as reported     $       (1.57)       $        (.48)
         Loss Per Share - pro forma       $       (1.75)       $        (.61)

                               YOUTHLINE USA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 11  WARRANTS
(Continued)

           The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

            Expected dividend yield                                0.0%
            Expected stock price volatility                       81.9%
            Risk free interest rate                                6.5%

           The expected life of the options is 4 years, and they are immediately exercisable upon issuance without restrictions.

           The weighted average fair value of options granted during 1999 and 2000 is $5.22 and $4.51 per share, respectively.

NOTE 12    SUBSEQUENT EVENTS

           The Company has run out of operating funds and could not pay its December 1, 2000 payroll. Talks are underway to borrow monies but the outcome of these talks are uncertain. The Company loaned $300,000 to C-Cubed Solutions, a corporation believed to be controlled by the Company's Chairman of the Board, Rocky Stefansky. Repayment of the loan was due December 2, 2000. Mr. Stefansky has stated that the loan will not be repaid.

NOTE 13    GOING CONCERN

           The financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has a cumulative net capital deficiency of $24,659,567 that raise substantial doubt about its ability to continue as a going concern. Management believes that it may be able to continue to obtain additional capital. However, if additional financing is not obtained, the Company might be forced to cease operations. The Company's continued existence has been dependent on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payment for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of its web subscriptions and advertising revenues. To accomplish this objective, the Company will require additional working capital to satisfy current operating expenses during the interim period preceding such time as the revenue cycle begins generating cash. As of the filing date, the Company has exhausted its operating funds and has not been able to meet its last payroll or its current cash requirements.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Youthline USA is an industry leader in the integration of technology and curriculum, together with the news, into the classroom. Our mission is to promote reading excellence, combat the digital divide, and offer school-to-career training through our award-winning weekly newspaper, monthly magazine, and daily Web site. Youthline USA has created a niche for itself in the youth and educational markets by being the only company to offer this total integration of news, technology, and curriculum basics directly into the classroom. At the same time, Youthline USA is forging strong relationships with corporate America by providing them with an effective vehicle for reaching today's youth through advertising and sponsorships.

Youthline USA's products combine to offer schools a solution to the demands of integrating today's technology while maintaining the standards of the core reading curriculum. Schools lack the time, resources, and training to fully manage both challenges successfully. Youthline USA provides a total solution, whereby today's technology is already fully integrated with the reading curriculum and is further supplemented by the print publications.

Our suite of products include:

o Youthline-usa.com, a daily subscription Web site used in schools and homes throughout the country. News articles on the Web site are linked to curriculum-based interactive activities, offering educators a customized reading curriculum together with technology training. Full assessment and accountability allow tracking of student performance.

o Youthline USA newspaper, a weekly national newspaper with regional inserts. The newspaper comes together with lesson plans, giving educators an excellent resource for teaching current events and other subjects. It also provides a reading curriculum for schools that are not yet using the Internet in their classrooms.

o Youthline USA Fun and Feature magazine, a monthly magazine that offers in-depth coverage of complex topics. Children enjoy the colorful graphics and exciting features, while the sturdy format is an attractive advertising vehicle for corporate sponsors.

o The three products combine to offer schools a solution to the demands of integrating today's technology while maintaining the standards of the core reading curriculum. Schools lack the time, resources, and training to fully manage both challenges successfully. Youthline USA provides a total solution, whereby today's technology is already fully integrated with the reading curriculum and is further supplemented by print publications.

With this product mix, Youthline USA addresses two major marketplaces simultaneously: the $15-billion interactive educational school marketplace, and advertising for the $17 billion spent each year on consumer goods by and for children. Correspondingly, management anticipates two main sources of revenue from these markets: Web site subscriptions (or package subscriptions that include the Web site, the newspaper, and the magazine) and advertisements and corporate sponsorships. Among our future growth plans are our expansion into markets abroad and the development of the YouthMall e-commerce service.

The Company's print products, which complement the Web site, encourage further integration of curriculum and technology and also generates advertisement and sponsorship revenue from Corporate America. The Company markets itself to Corporate America as a unique, flexible, focused and powerful media for reaching today's youth on a daily, weekly and monthly basis.

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

Ult-I-Med was originally organized to engage in the mining of metalliferous chemicals. In 1988, Ult-I-Med ceased such activities and began engaging in the business of owning and operating camping and recreation facilities. In 1991, Ult-I-Med ceased such activities and began engaging in the business of owning and operating supervised primary care, health and rehabilitation centers. In January 1996, Ult-I-Med filed a Chapter 11 bankruptcy petition. Ult-I-Med liquidated all of its assets and its plan of reorganization was filed with the court in February 1998. All of Ult-I-Med debts were paid subsequent to September 30, 1999, and the court entered a final decree on September 24, 1999.

COMPONENTS

The Company generates revenue from:

1)    Website subscriptions to schools-$16 per student per year

2) Newspaper subscriptions-$30 for individual subscriptions; $7 for bulk subscriptions

3) Magazine subscriptions-$30 for individual subscriptions; $7 for bulk subscriptions

4)    Advertisements and sponsorships-$18,000 per page.

To date, there are 74 schools in 6 states who have subscribed to our website, generating $588,236 in revenue, which is expected to be recognized over a period of six months to three years. Inasmuch as the products are new and that the concept is new, management believes that this is a strong beginning that demonstrates the appeal our products will have to schools nationwide.

To date, the following entities have advertised with Youthline: Phillip Morris, The Academy of Natural Sciences, The American Red Cross, The Annenberg Center-International Children's Festival, The Crayon House, Creative Kids, The Harlem Globetrotters, Kewlminds/Global Children's Network, Loews/Sony Theatres, New York City Police Museum, Radio Disney, Sesame Place, Six Flags Great Adventure, Space Farms Zoo, The Sound of Music, Spotco/Suessical and Welcome America.

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

To date the Company has funded its operations and expansion through bridge financing, capital contribution and the sale of convertible promissory notes. The Company's potential sources of liquidity will be additional financings through the sale of convertible notes and credit facilities with banks. At September 30, 2000, the Company's current assets consisted of $1,024,023 of cash, $895,018 of receivables and prepaid expenses of ($1,034). At September 30, 2000 the current liabilities exceeded its currents assets by $4,498,120. Current debt consisted of $5,280,000 convertible promissory notes and accounts payable and accrued expenses of $753,707, and $382,420 unearned revenue which will be recognized over the next three months. Management anticipates that it will satisfy its liquidity and capital requirements in the coming year through additional capital and funds generated by operations.

The financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has a cumulative net capital deficiency of $24,659,567 that raise substantial doubt about its ability to continue as a going concern. Management believes that it may be able to continue to obtain additional capital. However, if additional financing is not obtained, the Company might be forced to cease operations. The Company's continued existence has been dependent on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payment for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of its web subscriptions and advertising revenues. To accomplish this objective, the Company will require additional working capital to satisfy current operating expenses during the interim period preceding such time as the revenue cycle begins generating cash. As of the filing date, the Company has exhausted its operating funds and has not been able to meet its last payroll or its current cash requirements.

CUSTOMER RETENTION

From inception through September 30, 2000, we have had a favorable response from subscribers to our newspaper. Our customer retention experience has been 91% for December 1998, 93% for December 1999.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999.

RESULTS OF OPERATIONS

In 1999 and 1998, the Company's main source of revenues was from the sale of newspaper subscriptions. For the nine months ended September 30, 2000 the main source of revenues was from subscriptions to the Company's website. Website subscriptions aggregated $495,739 (70%) of the $707,739 in gross revenues earned. Total revenues from subscriptions were $707,739 and $94,636 for the nine months ended September 30, 2000 and 1999, respectively. The Company incurred net operating losses of $19,372,329 in 2000, compared to $495,872 in 1999. The losses incurred for the nine months ended September 30, 2000 included $5,748,390 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes and stocks issued as consideration for making such notes, $2,686,900 in the value of warrants issued and $4,340,389 in stock issued for services. The Company incurred substantial costs for printing, reproduction, mailing and design of the newspaper during these periods. The Company also incurred substantial costs relating to the development, creation and design of it's website. Additionally, the Company incurred substantial costs in marketing, advertising and payroll expense.

Revenues.

During the nine months ended September 30, 2000, sales revenues increased $613,103, to $707,739 from $94,636 for the corresponding period in 1999. The increase was attributable to increased subscribers and advertising revenues and $496,000 in web subscriptions.

Cost of Goods Sold.

These costs include, but are not limited to printing and distribution costs. During the nine months ended September 30, 2000 costs of goods sold was $1,582,799, an increase of $1,470,126 or 1,305% from the corresponding period in 1999. This increase was attributable to an increase in paid and unpaid subscriptions.

Net Losses and Unusual Charges.

The Company incurred a net loss from operations of $19,372,329, or $1.57 per share as compared to a loss of $495,672, or $.09 per share in the comparable period in 1999. During the nine months ending September 30, 2000, the Company recorded $1,358,000 of interest expense utilizing the intrinsic value of the beneficial interest of the convertible notes issued, and $11,418,289 of warrants and stock issued for services.

Operating Expenses.

Operating expenses during the nine months ended September 30 2000 increased as follows: payroll costs increased $2,402,470 to $2,582,369 from $179,899 for the corresponding period in 1999. The increase was attributable to a substantial increase in the number of employees hired as support staff. Professional fees decreased $2,013 to $136,960 from $138,973 for the corresponding period in 1999. Selling expenses increased $1,743,039 to $1,785,939 (an increase of 4,063%) from $42,900 for the corresponding period in 1999. General & administrative costs increased $236,294 from $98,725 (an increase of 239%) for the corresponding period in 1999. The increase in selling expenses and general and administrative expenses is attributable to the continued investment in the Company's aggressive sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's business development and expansion.

Interest Expense.

Interest expense increased $6,779,393 to $6,790,097 for the nine months ended September 30, 2000 from $10,704 for the corresponding period ending September 30, 1999. The increase is primarily associated with the increased borrowing used to fund the operations of the Company as well as its expansion. Included in interest expense is $5,748,390 issued for stock, warrants and the intrinsic value of interest on convertible notes.

Interest Income.

Interest income was $6,873 for the nine months ended September 30, 2000 compared to $0 in 1999. This increase was attributable to higher average balances of invested cash and cash equivalents.

Circulation.

During the nine month period that ended September 30, 2000, the Company increased its (non-paid) circulation to 750,000 subscriptions, which should significantly increase its revenues in the coming year. The Company, however, will continue to incur expenses attributable to the growth of its business and therefore, management cannot estimate the amount of losses it may incur in the future.

Income Taxes.

The Company incurred substantial losses form its inception through the current period. From inception to August 16, 1999, the Company operated as a Sub-Chapter S corporation. Accordingly, losses aggregating $1,300,493 generated during this period flowed through to the individual shareholders. Subsequent to the reorganization, losses aggregating $18,071,836 incurred by the Company will be utilized against future operating profits. However, as a result of the net operating losses sustained by the Company, a provision for corporate taxes was not required and deferred taxes will be recognized when the Company achieves profitability.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

During the third quarter ended September 30, 2000, the Company issued 5,689,500 shares of Common Stock to employees and consultants, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

During the third quarter ended September 30, 2000, the Company issued 900,000 shares of Common Stock to two lenders, as additional consideration in connection with loans in the aggregate amount of $900,000, pursuant to Section 4(2) of the Act.

During the third quarter ended September 30, 2000, the Company issued 750,000 shares of Common Stock, at $2.00 per share, to an accredited investor pursuant to Section 4(2) of the Act. The Company paid $75,000 in commissions in connection with such transaction.

During the third quarter ended September 30, 2000, the Company issued 1,500,000 shares of Common Stock to two lenders, as additional consideration in connection with loans in the aggregate amount of $4,000,000, pursuant to Section 4(2) of the Act. The Company paid $300,000 and issued 250,000 shares as commission in such transaction.

During the third quarter ended September 30, 2000, the Company issued an aggregate of 13,185 shares of Common Stock upon cashless exercise of certain outstanding warrants, pursuant to Section 3(a)(9) of Act.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 5, 2000                       Youthline USA, Inc.





                                    BY: /s/ SAKI DODELSON
                                    -------------------------------
                                    Saki Dodelson, Chief Executive,
                                    Financial and Accounting Officer